Form 10-K
period 1993-12-31
ROADWAY SERVICES INC
filed 1994-03-10
CIK 701708

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(MARK ONE)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) For the fiscal year ended December 31, 1993
                                       OR
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)
       For the transition period from_________________to_________________

       Commission file number 0-10716
                              ROADWAY SERVICES, INC.
     ______________________________________________________________________
               (Exact name of registrant as specified in its charter)
                  Ohio                                   34-1365496
       (State or other jurisdiction of        (IRS Employer Identification No.)
       incorporation or organization)

       1077 Gorge Boulevard, P.O. Box 88, Akron, Ohio        44309-0088
       (Address of principal executive offices)              (Zip Code)
       Registrant's telephone number, including area code (216) 384-8184 Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of each exchange
       Title of each class                        on which registered
               None
       -------------------                        ---------------------
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock-without par value
       ----------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1994 was $1,480,991,000.

The number of shares of the issuer's common stock outstanding as of February 28, 1994 was 39,023,120.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1993 are incorporated by reference into Parts I and II.

Certain portions of the registrant's proxy statement for the annual meeting of shareholders to be held on May 11, 1994 are incorporated by reference into Part III.

PART I

  ITEM 1. - BUSINESS.

       Roadway Services, Inc. (registrant), a corporation organized in 1982 under the laws of the State of Ohio, is a holding company engaged through its operating companies in the transportation and logistics businesses. Its operating companies are Roadway Express, Inc., Roadway Package System, Inc.
(RPS), Roadway Global Air, Inc. (RGA), a heavy weight air freight company which began operations on September 13, 1993, Roberts Express, Inc., Roadway Logistics Systems, Inc. (ROLS), and a regional carrier group which includes Viking Freight System, Inc., Spartan Express, Inc., Coles Express, Inc. and Central Freight Lines Inc., which was acquired on April 6, 1993. Additional information concerning the acquisition of Central is contained in Note B to the consolidated financial statements set forth on page 34 of the registrant's Annual Report to Shareholders for the year ended December 31, 1993, and is incorporated herein by reference.

       The registrant's largest operating group consists of Roadway Express, Inc. (Akron, Ohio), its subsidiary Roadway Express (Canada), Inc. (Calgary, Alberta, Canada), and joint venture TNL-Roadway (Mexico City, D.F., Mexico). Collectively, this group is one of the industry's major carriers of long haul, less-than-truckload (LTL) general freight. Roadway Express, providing common carrier interstate transportation since 1930, serves all 50 states, Canada, Guam, Mexico, Latin America, the Eastern Caribbean, Europe, the Middle East and the Pacific Rim through 573 terminal facilities. The Roadway Express system primarily handles long haul, interstate shipments of LTL freight. No single carrier, or small number of carriers, is dominant in the portion of the industry in which Roadway Express operates. Additional information concerning this operating group is set forth in the first nine and eleventh paragraphs of the discussion contained on pages 4 through 6 of the Annual Report to Shareholders for the year ended December 31, 1993, and is incorporated herein by reference.

       The registrant's other motor carrier subsidiaries provide service to various portions of the motor carrier transportation market, none of which is dominated by a single carrier or small number of carriers with one exception. The surface small package shipping market area, in which RPS competes, is dominated by United Parcel Service. Additional information concerning the registrant's other motor carrier subsidiaries is set forth in the first ten paragraphs of the discussion contained on pages 8 through 10; the first two and sixth paragraphs of the discussion contained on pages 14 and 15; the first three and fifth paragraphs of the discussion contained on pages 16 and 17; the first four paragraphs of the discussion contained on pages 18 and 19; the first three paragraphs of the discussion contained on page 20; and the discussion contained on pages 22 and 23 of the registrant's Annual Report to Shareholders for the year ended December 31, 1993, and is incorporated herein by reference.

       RGA provides heavy weight air cargo service to customers worldwide through 51 air logistics centers in North America, Europe, Asia and Australia, including a hub facility in Terre Haute, Indiana. Additional information concerning RGA is set forth in the discussion contained on pages 12 and 13 of the registrant's Annual Report to Shareholders for the year ended December 31, 1993, and is incorporated herein by reference.

       ROLS provides contract logistics services. Additional information concerning ROLS is set forth in the first four and sixth paragraphs of the discussion contained on pages 24 and 25 of the registrant's Annual Report to Shareholders for the year ended December 31, 1993, and is incorporated herein by reference.

       All domestic motor carrier subsidiaries are subject to regulation by the Interstate Commerce Commission and the Department of Transportation. At the end of 1993 the registrant and its affiliates employed approximately 46,600 persons and utilized the services of approximately 6,700 independent contractors.


Item 2. - Properties.

Roadway Services, Inc.

       Corporate offices of the registrant and its information systems subsidiary are located in Akron, Ohio in facilities leased from one of the registrant's subsidiaries. Limited additional corporate office space is located in nearby leased facilities.

Roadway Express, Inc.

       As of December 31, 1993, the Roadway Express operating group owned or leased 573 terminal facilities, of which 29 were major consolidation and distribution facilities referred to as "breakbulk terminals." Of the total facilities, 372 were owned and 201 were leased, generally for terms of three years or less. The number of loading spaces, a measure of freight handling capacity, totaled 15,258 at year end 1993, of which 13,007 were at owned facilities and 2,251 were at leased facilities. All significant leased and owned facilities were being utilized at year end 1993, and are adequate to meet current needs.

       The 29 major breakbulk terminals, all of which are owned by Roadway Express, are located in strategic locations throughout the continental United States. These facilities, averaging 87,000 square feet, range in size from 31,000 to 220,000 square feet.

     The general offices are located in the company-owned headquarters building in Akron, Ohio. Limited additional general office space is located in nearby leased facilities. Divisional offices are located throughout the United States, generally in office space at company-owned terminal facilities.

       The investment by Roadway Express in its revenue vehicle fleet represents 58% of the investment in revenue vehicles by the registrant and its subsidiaries. At the end of 1993, the average age of the Roadway Express intercity tractors was 5.3 years and that of the intercity trailers was 6.4 years. There is sufficient capacity to meet normal requirements. Leased equipment may be utilized to meet peak demands.

       Additional information concerning Roadway Express is set forth in the first paragraph of the discussion on page 6 of the registrant's Annual Report to Shareholders for the year ended December 31, 1993, and is incorporated herein by reference.

Roadway Package System, Inc.

       As of December 31, 1993, Roadway Package System operated 271 terminals, including 21 hub facilities. Forty-three of the terminals, 17 of which are hub facilities, are owned and 228 terminals, including the other four hub facilities, are leased, generally for terms of three years or less. Twelve of the terminals, including three hub facilities, are operated by Roadway Package System, Ltd. in Canada. The 21 hub facilities are strategically located to cover the geographic area served by RPS. These facilities, averaging 73,000 square feet, range in size from 18,000 to 140,000 square feet.

       The general offices and information systems center are located in leased facilities in the Pittsburgh, Pennsylvania area.

       Additional information concerning Roadway Package System is set forth in the third, fourth and thirteenth paragraphs of the discussion contained on pages 8 through 11 of the Annual Report to Shareholders for the year ended December 31, 1993, and is incorporated herein by reference.

Roadway Global Air, Inc.

       As of December 31, 1993, Roadway Global Air, Inc. operated 51 leased air logistic centers located in North America, Europe, Asia and Australia, and a leased hub facility in Terre Haute, Indiana. These facilities, averaging 9,400 square feet, range in size from 1,600 to 36,000 square feet. The company's general offices are located in leased facilities in Indianapolis, Indiana.

Viking Freight, Inc.

     Viking Freight, Inc. is the parent of regional carriers Viking Freight System, Inc., Central Freight Lines Inc., Spartan Express, Inc. and Coles Express, Inc.

       As of December 31, 1993, Viking Freight System, Inc. operated 45 terminals located in eight western states. Twenty-seven of the terminals, with 1,209 loading spaces, are owned and the remaining 18 terminals, with 451 loading spaces, are leased. The largest terminal facility, located in Whittier, California, has 130 loading spaces and is owned by Viking Freight, Inc. The company's general offices are located in leased facilities in San Jose, California.

       As of December 31, 1993, Central Freight Lines Inc. operated 75 terminals located in six southwestern states. Fifty-six of the terminals, with 2,724 loading spaces, are owned and the remaining 19, with 204 loading spaces, are leased. The largest terminal, located in Dallas, Texas, has 525 loading spaces and is owned by Central Freight Lines Inc. The company's general offices are located in Waco, Texas in owned facilities.

       As of December 31, 1993, Spartan Express, Inc. operated 64 terminals located in 16 central and southern states through two divisions: Spartan Central and Spartan South. Twelve of the terminals, with 356 loading spaces, are owned and the remaining 52, with 868 loading spaces, are leased. The largest terminal, located in leased facilities in the Atlanta, Georgia area, has 102 loading spaces. The general offices of Spartan South are located in Greer, South Carolina in facilities owned by Spartan Express. Spartan Central's general offices are located in leased facilities in Worthington, Ohio.

       As of December 31, 1993, Coles Express, Inc. operated 15 terminals located in 10 northeastern states. Five of the terminals, with 127 loading spaces, are owned and the remaining 10, with 241 loading spaces, are leased. The largest terminal, located in Elizabeth, New Jersey, has 40 loading spaces and is leased by Coles Express. The company's general offices are located in Bangor, Maine in owned facilities.

Roberts Transportation Services, Inc.

       The company's general offices are located in Akron, Ohio in facilities owned by its principal operating subsidiary, Roberts Express, Inc. Terminal facilities are not required, due to the exclusive use service provided.

Roadway Logistics Systems, Inc.

       The company's general offices are located in Akron, Ohio in leased facilities.

Item 3. - Legal Proceedings.

     During 1989, the Internal Revenue Service (IRS) completed an examination of the registrant's employment tax returns for the years 1985 and 1986 proposing changes in classification of certain drivers at Roadway Package System, Inc. and subjecting the registrant to payment of approximately $5 million of certain employment taxes for those years. The registrant paid the amounts claimed although it disagreed with the IRS position both as to liability for and amounts of taxes claimed. Suit was filed in the United States Court of Claims to recover the amounts paid. In 1992, the IRS completed its examination of the registrant's 1987 through 1989 employment tax returns and proposed additional employment taxes of approximately $27 million. Were the IRS to propose adjustments for the years 1990 through 1993 on the same basis as adjustments proposed for prior years, its proposed adjustments could approximate an additional $87 million of employment taxes. Until the present suit is resolved, the registrant cannot reasonably determine whether it has any liability for years after 1986.

       Various other legal proceedings arising from the normal conduct of business are pending but, in the opinion of management, the ultimate disposition of these matters will have no material effect on the financial condition of the registrant.

Item 4. - Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of security holders during the fourth quarter of 1993.

Executive Officers of the Registrant.

Name and Age                               Present Positions and Recent Business Experience
- ------------                               ------------------------------------------------
John P. Chandler, 50                       Vice President-Administration and Treasurer since January 1994; previously he served as Vice President-Administration during 1993; President of Roadway Package System
                                           Inc. from July 1990 to December 1992 and Vice President-Finance and Administration of
                                           Roadway Package System, Inc. through June 1990.

Joseph M. Clapp, 57                        Director since 1982, and Chairman and Chief Executive Officer since January 1994;
                                           previously he served as Chairman and President from 1987 through December 1993.

John M. Glenn, 62                          Vice President and General Counsel since 1987.

Roy E. Griggs, 57                          Vice President and Controller since August 1990; previously he served as Assistant
                                           Controller.

William F. Klug, 54                        Vice President-Properties and Materials Management since 1988.

Jonathan T. Pavloff, 44                    Vice President-Corporate Planning since February 1991;  previously he served as
                                           President of Summit Information Systems, Inc., a company owned management information subsidiary, from 1989 to February 1991.

A. C. Snelson, 61                          Vice President-Corporate Support Services since 1985.

Daniel J. Sullivan, 47                     Director since August 1990 and President and Chief Operating Officer since January 1994;
                                           previously  he served as Senior Vice President and President-National Carrier Group
                                           during 1993; Vice President and President-National Carrier Group during 1992; Vice
                                           President and Group Executive from July 1990 through 1991 and President of Roadway
                                           Package System, Inc. through June 1990.

D. A. Wilson, 49                           Senior Vice President-Finance and Planning, Secretary and Chief Financial Officer since
                                           January 1994; previously he served as Senior Vice President-Finance and Planning and
                                           Secretary since January 1993 and as Vice President-Finance and Secretary from 1989 through 1992.

       Officers are elected to serve on a calendar year basis except for the Chairman, President, Treasurer and Secretary, who are elected for an annual term following the annual meeting of shareholders. No family relationships exist between any of the executive officers named above or between any executive officer and any director of the registrant.

                                    PART II

Item 5. - Market for Registrant's Common Equity and Related Stockholder
          Matters.

       In response to the information called for by this Item, the material set forth under the heading "Common Stock and Dividends" on page 42 of the registrant's Annual Report to Shareholders for the year ended December 31, 1993, is incorporated herein by reference.

Item 6. - Selected Financial Data.

       In response to the information called for by this Item, the historical data set forth for the years 1993, 1992, 1991, 1990 and 1989, and Notes (1) and
(2) on pages 40 and 41 of the registrant's Annual Report to Shareholders for the year ended December 31, 1993, are incorporated herein by reference.

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

       In response to the information called for by this Item, the material set forth on pages 27 through 29 of the registrant's Annual Report to Shareholders for the year ended December 31, 1993 is incorporated herein by reference.

Item 8. - Financial Statements and Supplementary Data.

       The consolidated financial statements of the registrant and its subsidiaries set forth on pages 30 through 38 and the Report of Independent Auditors on page 39 of the registrant's Annual Report to Shareholders for the year ended December 31, 1993 are incorporated herein by reference.

       The Report of Independent Auditors on the Financial Statement Schedules listed in Item 14(a) is included as Exhibit 99 of this report.

       The material set forth under the heading "Summary of Quarterly Results of Operations" on page 42 of the registrant's Annual Report to Shareholders for the year ended December 31, 1993, is incorporated herein by reference.

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.

                                    PART III

Item 10. - Directors and Executive Officers of the Registrant.

       In response to the information called for by Item 401 of Regulation S-K with respect to directors of the registrant, the material set forth under the heading "Information About Nominees for Directors" in the registrant's proxy statement for the annual meeting of shareholders to be held on May 11, 1994, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission, is incorporated herein by reference.

       In response to the information called for by Item 401 of Regulation S-K with respect to executive officers of the registrant, the material set forth under the heading "Executive Officers of the Registrant" in Part I of this Form 10-K Annual Report for the year ended December 31, 1993, is incorporated herein by reference.

       In response to the information called for by Item 405 of Regulation S-K, the information set forth in the last sentence of footnote (a) to the table under the heading "Principal Holders of Common Stock on February 28, 1994", and the last paragraph set forth under the heading "Ownership of Company Common Stock by Management", in the registrant's proxy statement for the annual meeting of shareholders to be held on May 11, 1994, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission, is incorporated herein by reference.

Item 11. - Executive Compensation.

       In response to the information called for by this Item with respect to directors of the registrant, the material set forth under the heading "Director Compensation" in the registrant's proxy statement for the annual meeting of shareholders to be held on May 11, 1994, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission, is incorporated herein by reference.

       In response to the information called for by this Item with respect to executive officers of the registrant, the material set forth under the heading "Executive Compensation and Shareholdings by Executive Officers" in the registrant's proxy statement for the annual meeting of shareholders to be held on May 11, 1994, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission, is incorporated herein by reference.

Item 12. - Security Ownership of Certain Beneficial Owners and Management.

       In response to the information called for by this Item, the material set forth under the heading "Principal Holders of Company Common Stock on February 28, 1994," including the notes thereto, the material set forth under the heading "Information About Nominees for Directors," including the notes thereto and the material set forth under the heading "Ownership of Company Common Stock by Management," including the notes thereto, in the registrant's proxy statement for the annual meeting of shareholders to be held on May 11, 1994, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission, is incorporated herein by reference.

Item 13. - Certain Relationships and Related Transactions.

       None.

                                    PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

       (a)    (1) and (2)         List of Financial Statements and Financial
                                  Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this report.

              (3) Exhibit Index--The response to this portion of Item 14 is submitted as a separate section of this report.

       (b) Reports on Form 8-K Filed in the Fourth Quarter of 1993--A report on Form 8-K dated November 12, 1993 was filed under
                     Item 5, Other Materially Important Events, to announce certain management changes and the authorization by the registrant's board of directors to purchase up to $30 million of the registrant's common stock during 1994 for corporate requirements.

       (c) Exhibits--The response to this portion of Item 14 is submitted as a separate section of this report.

       (d) Financial Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        ROADWAY SERVICES, INC.


Date March 9, 1994                By  JOSEPH M. CLAPP
    --------------                  ------------------------------------
                                    Joseph M. Clapp, Chairman and
                                    Chief Executive Officer


Date March 9, 1994                By  D. A. WILSON
    --------------                  ------------------------------------
                                    D. A. Wilson, Senior Vice President-
                                    Finance and Planning, Secretary and
                                    Chief Financial Officer


Date March 9, 1994                By  ROY E. GRIGGS
    --------------                  ------------------------------------
                                    Roy E. Griggs,
                                    Vice President and Controller

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                       ROADWAY SERVICES, INC.


Date March 9, 1994                By  G. B. BEITZEL
    --------------                  ------------------------------------
                                    G. B. Beitzel, Director


Date March 9, 1994                By  R. A. CHENOWETH
    --------------                  ------------------------------------
                                    R. A. Chenoweth, Director


Date March 9, 1994                By  JOSEPH M. CLAPP
    --------------                  ------------------------------------
                                    Joseph M. Clapp, Director


Date March 9, 1994                By  CHARLES R. LONGSWORTH
    --------------                  ------------------------------------
                                    Charles R. Longsworth, Director


Date March 9, 1994                By  ROBERT E. MERCER
    --------------                  ------------------------------------
                                    Robert E. Mercer, Director


Date March 9, 1994                By  DANIEL J. SULLIVAN
    --------------                  ------------------------------------
                                    Daniel J. Sullivan, Director

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(a) (1) AND (2), AND 14(d)

                  LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                         FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1993

                             ROADWAY SERVICES, INC.

                                  AKRON, OHIO

FORM 10-K--ITEM 14(a) (1) AND (2)

ROADWAY SERVICES, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements, included in the registrant's Annual Report to Shareholders for the year ended December 31, 1993, are incorporated by reference in Item 8:

       Consolidated Balance Sheet--December 31, 1993 and 1992--pages 30 and 31 Statement of Consolidated Income--Years ended December 31, 1993,
           1992 and 1991--page 32
       Statement of Consolidated Earnings Reinvested in the Business--
           Years ended December 31, 1993, 1992 and 1991--page 32
       Statement of Consolidated Cash Flows--Years ended December 31, 1993,
           1992 and 1991--page 33
       Notes to Consolidated Financial Statements--December 31, 1993-- pages 34 through 38

The following consolidated financial statement schedules of Roadway Services, Inc. and subsidiaries are included in Item 14(d):

       Schedule I-Marketable Securities-Other Investments
       Schedule V-Property, Plant and Equipment
       Schedule VI-Accumulated Depreciation, Depletion and
                           Amortization of Property, Plant and Equipment
       Schedule VIII-Valuation and Qualifying Accounts
       Schedule X-Supplementary Income Statement Information

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

               SCHEDULE I-MARKETABLE SECURITIES-OTHER INVESTMENTS

                    ROADWAY SERVICES, INC. AND SUBSIDIARIES

                               December 31, 1993

                             (dollars in thousands)

                  COL.A                            COL.B               COL.C               COL.D               COL.E

                                                  Number of                                Market         Amount at which Each
                                                  Shares or                               Value of        Portfolio of Equity
 NAME OF ISSUER AND TITLE OF EACH ISSUE        Units-Principal         Cost of           Each Issue       Security Issues and
                                                  Amount of           Each Issue         at Balance       Each Other Security
                                               Bonds and Notes                           Sheet Date       Issue Carried in the
                                                                                                             Balance Sheet

MARKETABLE SECURITIES

   U.S. government obligations                     $83,859             $83,943             $83,967             $83,943

                    SCHEDULE V-PROPERTY, PLANT AND EQUIPMENT
                    ROADWAY SERVICES, INC. AND SUBSIDIARIES
                  Years Ended December 31, 1993, 1992 and 1991
                              (dollars in thousands)

                 COL.A                   COL.B                   COL.C             COL.D           COL.E                    COL.F

                                  Balance at Beginning      Additions at                      Other Changes-Add       Balance at End
 CLASSIFICATION                        of Period                Cost           Retirements    (Deduct)-Describe          of Period

1993
      Land                          $  130,605               $ 15,268             $ 1,746          $    351 (A)
                                                                                                     28,216 (B)         $  172,694
      Structures                       476,102                 60,949               2,732             2,349 (A)
                                                                                                     59,305 (B)            595,973
      Revenue equipment                971,621                114,573              11,448              (674)(A)
                                                                                                     31,928 (B)          1,106,000
      Other operating equipment        466,123                118,770              23,861            (2,026)(A)
                                                                                                      6,516 (B)            565,522
                                    ----------               --------             -------          --------             ----------
                                    $2,044,451               $309,560             $39,787          $125,965             $2,440,189
                                    ==========               ========             =======          ========             ==========
1992
      Land                          $  120,280               $  9,186             $ 3,008          $  4,147 (B)         $  130,605
      Structures                       430,862                 70,645               1,418           (27,940)(A)
                                                                                                      3,953 (B)            476,102
      Revenue equipment                901,110                 75,921               8,527              (528)(A)
                                                                                                      3,645 (B)            971,621
      Other operating equipment        398,159                 55,321              16,845            28,468 (A)
                                                                                                      1,020 (B)            466,123
                                    ----------               --------             -------          --------             ----------
                                    $1,850,411               $211,073             $29,798          $ 12,765             $2,044,451
                                    ==========               ========             =======          ========             ==========
1991
      Land                          $  108,777               $ 11,274             $   559          $    788 (A)         $  120,280
      Structures                       397,140                 70,767               3,797           (33,248)(A)            430,862
      Revenue equipment                855,221                 56,491              10,544               (58)(A)            901,110
      Other operating equipment        317,114                 64,437              15,910            32,518 (A)            398,159
                                    ----------               --------             -------          --------             ----------
                                    $1,678,252               $202,969             $30,810          $    -0-             $1,850,411
                                    ==========               ========             =======          ========             ==========

(A) Reclassifications.
(B) Assets from business acquisitions.

                    SCHEDULE VI-ACCUMULATED DEPRECIATION,
                        DEPLETION AND AMORTIZATION OF
                        PROPERTY, PLANT AND EQUIPMENT

                   ROADWAY SERVICES, INC. AND SUBSIDIARIES

                 Years Ended December 31, 1993, 1992 and 1991

                            (dollars in thousands)

        COL.A                         COL.B                 COL.C               COL.D             COL.E                COL.F

                                    Balance at            Additions Charged                   Other Changes-Add    Balance at End
     DESCRIPTION                    Beginning              To Costs  and       Retirements    (Deduct)-Describe        of Period
                                    of Period                Expenses
                                                                                                      (A)
1993
   Structures                       $  190,358             $ 30,716             $   991            $ 337               $  220,420
   Revenue equipment                   690,402               83,369               8,771             (241)                 764,759
   Other operating equipment           268,031               83,147              22,287              (96)                 328,795
                                     ----------             --------            ---------          -------              ---------

                                    $1,148,791             $197,232             $32,049            $ -0-               $1,313,974
                                     ==========             ========            =========          =======              ==========

1992
   Structures                        $  165,860             $ 24,745             $   251            $   4               $  190,358
   Revenue equipment                    621,664               75,782               6,541             (503)                 690,402
   Other operating equipment            210,693               69,760              12,921              499                  268,031
                                      ----------             --------             -------            -----               ----------
                                     $  998,217             $170,287             $19,713            $ -0-               $1,148,791
                                      ==========             ========             =======            =====               ==========


1991
   Structures                         $  145,803             $ 23,082             $ 3,029            $   4               $  165,860
   Revenue equipment                     553,614               74,548               6,300             (198)                 621,664
   Other operating equipment             168,285               57,039              14,825              194                  210,693
                                       ----------             --------             -------            -----               ----------
                                      $  867,702             $154,669             $24,154            $ -0-               $  998,217
                                       ==========             ========             =======            =====               ==========


(A)  Reclassifications.

                SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS

                    ROADWAY SERVICES, INC. AND SUBSIDIARIES

                  Years Ended December 31, 1993, 1992 and 1991

                             (dollars in thousands)

              COL.A                    COL.B                           COL.C                      COL.D                    COL.E

                                                                     ADDITIONS

           DESCRIPTION            Balance at Beginning           (1)               (2)        Deductions-Describe     Balance at End
                                        of Period          Charged to Cost    Charged to Other                           of Period
                                                             and Expenses     Accounts-Describe
                                                                                                            (A)
1993
  Allowance for uncollectible
      accounts                             $10,200               $12,576             $ 486 (B)            $11,757           $11,505


1992
 Allowance for uncollectible
      accounts                             $ 7,457               $11,848             $ 145 (B)            $ 9,250           $10,200

1991
 Allowance for uncollectible
      accounts                             $ 6,868               $13,064             $ -0-                $12,475           $ 7,457



(A) Uncollectible accounts written off, net of recoveries.
(B) Additions from business acquisitions.

             SCHEDULE X-SUPPLEMENTARY INCOME STATEMENT INFORMATION

                    ROADWAY SERVICES, INC. AND SUBSIDIARIES

                  Years Ended December 31, 1993, 1992 and 1991

                             (dollars in thousands)


                    COL.A                                                   COL.B

                     ITEM                                       CHARGED TO COSTS AND EXPENSES
                                                            1993                1992              1991
                                                            ----                ----              ----

Maintenance and repairs                                   $165,162            $151,297          $139,696

Amortization of intangible assets                          NOTE A              NOTE A            NOTE A

Taxes other than payroll and
  income taxes:
    Fuel                                                  $ 59,036            $ 50,596          $ 47,017
    Vehicle license                                         18,759              16,103            14,921
    Property and other                                      38,147              29,567            26,521
                                                          --------            --------          --------
                                                          $115,942            $ 96,266          $ 88,459

Royalties                                                  NONE                NONE              NONE

Advertising costs                                          NOTE A              NOTE A            NOTE A

Note A - Not presented as such amounts are less than 1% of total revenues.

                                 EXHIBIT INDEX


  3.1       Restated Amended Articles of Incorporation of the Registrant
            (filed as Exhibit 4(a) to Post-Effective Amendment No. 1 to Registration
            Statement No. 33-44502 and incorporated herein by reference).

  3.2       Restated Amended Code of Regulations of the Registrant effective May 10, 1989 (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

  9         Amended Restated Voting Trust Agreement effective November 1, 1992
            (filed as Exhibit 9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

*10.1       Roadway Services, Inc. Long-Term Stock Award Incentive Plan (as Amended and Restated
            December 1992) (filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K
            for the fiscal year ended December 31, 1992, and incorporated herein by reference).

*10.2       Restricted Book Value Shares Plan for Roadway Services, Inc. and Certain Operating
            Companies (as Amended and Restated as of January 13, 1994) (filed as Exhibit 4(c) to
            Post-Effective Amendment No. 3 to Registration Statement No. 33-44502 and
            incorporated herein by reference).

*10.3       Roadway Services, Inc. Directors' Deferred Fee Plan (filed as Exhibit 10.5 to the
            Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, and incorporated herein by reference).

*10.4       Roadway Services, Inc. Nonemployee Directors' Stock Plan (filed as Exhibit 4(c) to
            Registration Statement No. 33-44757 and incorporated herein by reference).

*10.5       Roadway Services, Inc. Retirement Plan for Nonemployee Directors (as Amended as of
            February 10, 1993) (filed as Exhibit 10.5 to the Registrant's Annual Report on Form
            10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

*10.6       Written description of Officers' Incentive Compensation Plan.

*10.7(a)    Roadway Services, Inc. Excess Plan effective January 1, 1993.

*10.7(b)    Roadway Services, Inc. 401(a)(17) Benefit Plan effective January 1, 1993.

*10.7(c)    Roadway Services, Inc. Administrative Document for Excess Plan and 401(a)(17) Benefit
            Plan effective January 1, 1993.


________________________________

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

                                 EXHIBIT INDEX


 13           Annual Report to Shareholders for the year ended December 31,
              1993.

 21           Significant Subsidiaries of the Registrant.

 23           Consent of Ernst & Young.

 99           Report of Independent Auditors on Financial Statement Schedules.