Form 10-Q
period 1994-03-26
ROADWAY SERVICES INC
filed 1994-04-26
CIK 701708

                                  FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the period ended         March 26, 1994
                            -------------------------------

                                       OR

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

        For the transition period from_________________to_______________

                         Commission file number 0-10716

                             ROADWAY SERVICES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                          34-1365496
- ---------------------------------              --------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)

  1077 Gorge Boulevard, P.O. Box 88, Akron, Ohio             44309-0088
- ------------------------------------------------         -------------------
(Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code is (216) 384-8184

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                  -----     -----

The number of shares of common stock without par value outstanding as of April 15, 1994 was 39,022,565.

                                     INDEX

                             ROADWAY SERVICES, INC.
                                   FORM 10-Q
                          PERIOD ENDED MARCH 26, 1994


PART I - FINANCIAL INFORMATION
- ------------------------------
    Item 1.  Condensed Financial Statements (Unaudited)

                Consolidated Balance Sheet--March 26, 1994 and December 31, 1993

                Statement of Consolidated Income--Twelve weeks ended March 26, 1994 and March 27, 1993

                Statement of Consolidated Cash Flows--Twelve weeks ended March 26, 1994 and March 27, 1993

                Notes to Condensed Consolidated Financial Statements

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION
- ---------------------------
    Item 5.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES
- ----------

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)
- ---------------------------------------------------
ROADWAY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                               March 26,         December 31,
                                                                                 1994                 1993
                                                                              ----------          ------------
                                                                                   (dollars in thousands)
                       ASSETS

Cash.................................................                         $   40,058          $   27,628
Marketable securities................................                             68,237              83,943
Accounts receivable..................................                            435,983             401,777
Prepaid expenses and supplies........................                             72,265              77,160
Deferred income taxes................................                             30,049              28,765
                                                                              ----------          ----------

   TOTAL CURRENT ASSETS..............................                            646,592             619,273

Carrier operating property...........................                          2,454,622           2,440,189
Less allowances for depreciation.....................                          1,349,475           1,313,974
                                                                              ----------          ----------

   TOTAL CARRIER OPERATING PROPERTY..................                          1,105,147           1,126,215

Cost in excess of net assets of businesses acquired..                            100,099             100,914
                                                                              ----------          ----------

                                                                              $1,851,838          $1,846,402
                                                                              ==========          ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable.....................................                         $  258,095          $  268,103
Salaries and wages...................................                            175,954             178,536
Other current liabilities............................                            146,208             131,850
                                                                              ----------          ----------

   TOTAL CURRENT LIABILITIES.........................                            580,257             578,489

Deferred income taxes................................                             49,736              57,620
Future equipment repairs.............................                             24,009              23,148
Casualty claims payable after one year...............                             92,754              86,546
Retiree medical......................................                             55,021              53,448
                                                                              ----------          ----------
   TOTAL OTHER LIABILITIES...........................                            221,520             220,762

Common stock - 40,896,414 shares issued..............                             39,898              39,898
Additional capital...................................                             50,512              50,446
Earnings reinvested in the business..................                          1,015,774           1,013,519
                                                                              ----------          ----------

                                                                               1,106,184           1,103,863
Less cost of common stock in treasury - 1,507,000
 shares in 1994 and 1,527,000 shares in 1993.........                             56,123              56,712
                                                                              ----------          ----------

   TOTAL SHAREHOLDERS' EQUITY........................                          1,050,061           1,047,151
                                                                              ----------          ----------

                                                                              $1,851,838          $1,846,402
                                                                              ==========          ==========

ROADWAY SERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)



                                                                              Twelve Weeks Ended
                                                                                (First Quarter)
                                                                        ---------------------------------
                                                                        March 26,               March 27,
                                                                           1994                   1993
                                                                        ----------              ---------
                                                                            (amounts in thousands,
                                                                             except per share data)
REVENUE..........................................                       $1,023,740               $856,052

OPERATING EXPENSES
  Salaries, wages and benefits...................                          550,355                464,346
  Operating supplies and expenses................                          171,871                147,090
  Purchased transportation.......................                          169,870                127,114
  Operating taxes and licenses...................                           29,544                 25,031
  Insurance and claims...........................                           25,088                 20,409
  Provision for depreciation.....................                           47,833                 41,257
  Net (gain) on sale of property.................                               (9)                  (185)
                                                                        ----------               --------

    TOTAL OPERATING EXPENSES.....................                          994,552                825,062
                                                                        ----------               --------

    OPERATING INCOME.............................                           29,188                 30,990

Other income - net...............................                               26                  3,578
                                                                        ----------               --------

    INCOME BEFORE INCOME TAXES AND CUMULATIVE
      EFFECT OF ACCOUNTING CHANGES...............                           29,214                 34,568

Provision for income taxes.......................                           13,302                 14,307
                                                                        ----------               --------

    INCOME BEFORE CUMULATIVE EFFECT OF
      ACCOUNTING CHANGES.........................                           15,912                 20,261

    Cumulative effect of accounting changes......                                -                (18,131)
                                                                        ----------               --------

      NET INCOME.................................                       $   15,912               $  2,130
                                                                        ==========               ========


    EARNINGS PER SHARE:
      Before cumulative effect of
        accounting changes.......................                       $      .40               $    .51
      Cumulative effect of accounting changes....                                -                   (.46)
                                                                        ----------               --------

      NET INCOME.................................                       $      .40               $    .05
                                                                        ==========               ========


    DIVIDENDS DECLARED PER SHARE.................                       $      .35               $    .32 1/2
                                                                        ==========               ========

    AVERAGE SHARES OUTSTANDING...................                           39,372                 39,741
                                                                        ==========               ========

ROADWAY SERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATED
  CASH FLOWS (UNAUDITED)


                                                                                   Twelve Weeks Ended
                                                                                     (First Quarter)
                                                                              ------------------------------
                                                                              March 26,            March 27,
                                                                                1994                 1993
                                                                              ---------            ---------
                                                                                  (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income.....................................                             $ 15,912             $  2,130
   Adjustments....................................                               21,214               42,404
                                                                               --------             --------

     NET CASH PROVIDED BY OPERATING ACTIVITIES....                               37,126               44,534

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of carrier operating property........                              (28,095)             (41,511)
   Sales of carrier operating property............                                1,339                2,617
   Purchases of marketable securities.............                               (1,477)              (8,523)
   Sales of marketable securities.................                               17,183                4,963
                                                                               --------             --------

     NET CASH USED IN INVESTING ACTIVITIES........                              (11,050)             (42,454)

CASH FLOWS FROM FINANCING ACTIVITIES

   Dividends paid.................................                              (13,646)             (12,803)
                                                                               --------             --------

     NET CASH USED IN FINANCING ACTIVITIES........                              (13,646)             (12,803)
                                                                               --------             --------

     NET INCREASE (DECREASE) IN CASH..............                               12,430              (10,723)
     CASH AT BEGINNING OF YEAR....................                               27,628               41,036
                                                                               --------             --------

     CASH AT END OF FIRST QUARTER.................                             $ 40,058             $ 30,313
                                                                               ========             ========

ROADWAY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note A - Basis of Presentation
- ------------------------------
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ended March 26, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1993.

Note B - Accounting Period
- --------------------------
The registrant operates on a 13 four-week period calendar with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.

Note C - Accounting Changes
- ---------------------------
Effective January 1, 1993, the registrant adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes." Together, the adoption of SFAS 106 and 109 as cumulative effect adjustments resulted in a net charge to first quarter 1993 earnings of $18,131,000 or $.46 per share.

Item 2.  Management's Discussion and Analysis of Financial Condition
- --------------------------------------------------------------------
         and Results of Operations
         -------------------------
Revenue for the first quarter ended March 26, 1994 increased $167,688,000 or 19.6% over first quarter 1993 levels. Accounting for $57,333,000 of the increase was the inclusion of Central Freight Lines Inc. (Central) which was acquired by the registrant on April 6, 1993. At Roadway Express, the registrant's largest operating company, revenue was 4.1% higher than first quarter 1993 levels principally due to a general rate increase implemented effective January 1, 1994. Total first quarter tonnage at Roadway Express declined 0.9% from comparable 1993 levels, including an increase of 0.5% in less-than-truckload (LTL) tons.

Each of the registrant's operating companies experienced revenue gains that, excluding Roadway Express and Central, totalled 26.1% over comparable first quarter 1993 levels. The largest share of this growth was attributable to Roadway Package System, Inc. (RPS), the registrant's small package carrier, due to package volume growth and, to a lesser extent, an increase in average revenue per package. Startup operations at Roadway Global Air, Inc. (RGA), a worldwide heavy weight air cargo service, also contributed to the 1994 revenue increase.

First quarter 1994 operating expenses increased $169,490,000 or 20.5% over comparable 1993 levels. Central accounted for $53,510,000 of the increase. Inclusion of RGA in 1994 also contributed to the increase in operating expenses. In addition to the impact on operating expenses of higher volume levels, Roadway Express incurred higher compensation costs under the recently expired industry labor contract which included wage and benefit increases of 3.4% effective April 1, 1993. Severe winter weather conditions and the earthquake in southern California resulted in productivity declines and, therefore, higher costs during the first quarter of 1994. Fuel prices, on a per gallon basis, in the first quarter of 1994 averaged 7.8% lower than fourth quarter 1993 levels, and 4.5% below first quarter 1993 levels. Purchased transportation increased at all of the registrant's operating companies, reflecting increased business levels at RPS and Roberts Express, Inc., and the inclusion of RGA. Insurance and claims expense increased over 1993 due in part to the inclusion of Central.

Operating income of $29,188,000 in the first quarter of 1994 represented an operating margin of 2.9%, compared to 3.6% in the comparable prior year quarter. At Roadway Express, the operating margin declined to 1.9% in 1994 from 2.2% in the first quarter of 1993. Startup losses at RGA offset performance gains at the registrant's other operations. Other income-net declined in 1994 due to reduced levels of investments in marketable securities.

Since April 6, Teamsters at Roadway Express, the registrant's union subsidiary, along with Teamsters at approximately 20 other carriers, have been on strike after the industry labor contract expired without agreement on a new one. As a result of the work stoppage, Roadway Express has cancelled revenue equipment orders for $30 million and deferred expenditures totaling $40 million for terminal construction and the purchase of data processing and other equipment. Additional measures to control costs during the work stoppage are being implemented. Neither the duration of the work stoppage nor its impacts on the registrant can be reasonably predicted or quantified at this time, although management expects them to be significant.

Rate competition is expected to remain intense in many of the registrant's markets, and expenditures for expansion at operating companies other than Roadway Express are expected to be substantial during the remainder of the year. The startup losses at RGA will continue throughout 1994.


The registrant normally finances capital expenditures from internally generated funds. The acquisition of Central, the startup of RGA and recent expansion has reduced funds currently invested in marketable securities. It is anticipated that cash, current investments in marketable securities and funds generated from future operations should provide adequate levels of working capital and funds for business expansion, projected capital expenditures, and other needs of the business. The costs incurred as a result of a prolonged work stoppage at Roadway Express could, however, require the registrant to borrow funds on a short term basis to meet the needs of the business. Accordingly, the registrant has arranged adequate external sources of short term financing.

PART II - OTHER INFORMATION

Item 5. Other Information
- -------------------------
On March 28, RGA expanded to 26 new locations, increasing its network of air logistics centers (ALCs) by more than 50%. Five of the new ALCs are outside the U.S.: Manchester, U.K.; Munich, Germany; Milan, Italy; Melbourne, Australia; and Bangkok, Thailand.

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------
(a)  Exhibits--None
     --------------
(b)  Reports on Form 8-K Filed During the First Quarter of 1994--None
     ----------------------------------------------------------------

SIGNATURES
- ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ROADWAY SERVICES, INC.
                                        ------------------------------
                                                 (Registrant)



Date: April 25, 1994                    By /s/ D. A. Wilson
     ----------------                     ----------------------------------
                                           D. A. Wilson, Senior Vice President-
                                           Finance and Planning, Secretary and
                                           Chief Financial Officer




Date: April 25, 1994                    By /s/ Roy E. Griggs
     ----------------                     ----------------------------------
                                           Roy E. Griggs,
                                           Vice President and Controller