Form 10-Q
period 1994-06-18
ROADWAY SERVICES INC
filed 1994-07-27
CIK 701708

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the period ended                   June 18, 1994
                            ---------------------------------------------

                                       OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

       For the transition period from                   to
                                     ------------------    -----------------

                         Commission file number 0-10716

                             ROADWAY SERVICES, INC.
- - ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                  34-1365496
- - ---------------------------------        ---------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

1077 Gorge Boulevard, P.O.Box 88, Akron, Ohio             44309-0088
- - ---------------------------------------------           --------------
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

                               Yes  X     No
                                   ---      ---

The number of shares of common stock without par value outstanding as of July 15, 1994 was 39,034,368.

                                     INDEX

                             ROADWAY SERVICES, INC.
                                   FORM 10-Q
                           PERIOD ENDED JUNE 18, 1994


PART I - FINANCIAL INFORMATION
- - ------------------------------

      Item 1.     Condensed Financial Statements (Unaudited)

                          Consolidated Balance Sheet--June 18, 1994 and December 31, 1993

                          Statement of Consolidated Income--Twelve weeks and twenty-four weeks ended June 18, 1994 and June 19, 1993

                          Statement of Consolidated Cash Flows--Twenty-four weeks ended June 18, 1994 and June 19, 1993

                          Notes to Condensed Consolidated Financial
                          Statements

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION
- - ---------------------------

      Item 4.     Results of Votes of Security Holders

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES
- - ----------


PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)
- - --------------------------------------------------
ROADWAY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                                          June 18,         December 31,
                                                            1994               1993
                                                         ----------        ------------
                                                              (dollars in thousands)
                       ASSETS
Cash.................................................    $   26,276          $   27,628
Marketable securities................................        68,149              83,943
Accounts receivable..................................       444,588             401,777
Prepaid expenses and supplies........................        69,215              77,160
Deferred income taxes................................        32,132              28,765
                                                         ----------          ----------
   TOTAL CURRENT ASSETS..............................       640,360             619,273

Carrier operating property...........................     2,511,124           2,440,189
Less allowances for depreciation.....................     1,392,267           1,313,974
                                                         ----------          ----------
   TOTAL CARRIER OPERATING PROPERTY..................     1,118,857           1,126,215

Cost in excess of net assets of businesses acquired..        99,412             100,914
                                                         ----------          ----------
                                                         $1,858,629          $1,846,402
                                                         ==========          ==========
           LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable.....................................    $  298,983          $  268,103
Salaries and wages...................................       187,540             178,536
Other current liabilities............................       129,399             131,850
                                                         ----------          ----------
   TOTAL CURRENT LIABILITIES.........................       615,922             578,489

Deferred income taxes................................        50,951              57,620
Future equipment repairs.............................        24,555              23,148
Casualty claims payable after one year...............        95,077              86,546
Retiree medical......................................        56,603              53,448
                                                         ----------          ----------
   TOTAL OTHER LIABILITIES...........................       227,186             220,762

Common stock - 40,896,414 shares issued..............        39,898              39,898
Additional capital...................................        51,006              50,446
Earnings reinvested in the business..................       980,386           1,013,519
                                                         ----------          ----------
                                                          1,071,290           1,103,863
Less cost of common stock in treasury - 1,495,000
 shares in 1994 and 1,527,000 shares in 1993.........        55,769              56,712
                                                         ----------          ----------
   TOTAL SHAREHOLDERS' EQUITY........................     1,015,521           1,047,151
                                                         ----------          ----------
                                                         $1,858,629          $1,846,402
                                                         ==========          ==========


ROADWAY SERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATED INCOME (UNAUDITED)
                                                        Twelve Weeks Ended             Twenty-Four Weeks Ended
                                                         (Second Quarter)                    (First Half)
                                                      ------------------------         -----------------------
                                                      June 18,        June 19,         June 18,       June 19,
                                                        1994            1993             1994           1993
                                                      --------        --------         --------       --------
                                                             (amounts in thousands, except per share data)
REVENUE........................................       $930,157        $939,263         $1,953,897   $1,795,315

OPERATING EXPENSES
  Salaries, wages and benefits.................        501,426         515,554          1,051,781      979,900
  Operating supplies and expenses..............        180,952         159,761            352,823      306,851
  Purchased transportation.....................        190,310         131,079            360,180      258,193
  Operating taxes and licenses.................         25,802          27,001             55,346       52,032
  Insurance and claims.........................         24,282          19,587             49,370       39,996
  Provision for depreciation...................         48,904          44,485             96,737       85,742
  Net (gain) on sale of property...............           (353)           (206)              (362)        (391)
                                                      --------        --------         ----------   ----------
    TOTAL OPERATING EXPENSES...................        971,323         897,261          1,965,875    1,722,323
                                                      --------        --------         ----------   ----------
    OPERATING INCOME (LOSS)....................        (41,166)         42,002            (11,978)      72,992

Other income - net.............................            324           4,633                350        8,211
                                                      --------        --------         ----------   ----------
    INCOME (LOSS) BEFORE INCOME TAXES AND
      CUMULATIVE EFFECT OF ACCOUNTING CHANGES..        (40,842)         46,635            (11,628)      81,203

Provision (benefit) for income taxes...........        (19,116)         19,312             (5,814)      33,619
                                                      --------        --------         ----------   ----------
    INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
      ACCOUNTING CHANGES.......................        (21,726)         27,323             (5,814)      47,584

    Cumulative effect of accounting changes....              -               -                  -      (18,131)
                                                      --------        --------         ----------   ----------
      NET INCOME (LOSS)........................       $(21,726)       $ 27,323         $   (5,814)  $   29,453
                                                      ========        ========         ==========   ==========
    EARNINGS (LOSS) PER SHARE:
      Before cumulative effect of
        accounting changes.....................       $   (.55)       $    .69         $     (.15)  $     1.20
      Cumulative effect of accounting changes..              -               -                  -         (.46)
                                                      --------        --------         ----------   ----------
      NET INCOME (LOSS)........................       $   (.55)       $    .69         $     (.15)  $      .74
                                                      ========        ========         ==========   ==========
    DIVIDENDS DECLARED PER SHARE...............       $    .35        $    .35         $      .70   $      .67 1/2
                                                      ========        ========         ==========   ==========

    AVERAGE SHARES OUTSTANDING.................         39,395          39,697             39,383       39,719
                                                      ========        ========         ==========   ==========

ROADWAY SERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATED
  CASH FLOWS (UNAUDITED)
                                                              Twenty-Four Weeks Ended
                                                                   (First Half)
                                                           --------------------------------
                                                           June 18,                June 19,
                                                             1994                    1993
                                                           --------                --------
                                                                (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income (Loss)..............................         $ (5,814)               $ 29,453
   Adjustments....................................          104,988                  72,115
                                                           --------                --------

      NET CASH PROVIDED BY OPERATING ACTIVITIES...           99,174                 101,568

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of carrier operating property........          (92,105)               (136,181)
   Sales of carrier operating property............            3,088                   4,456
   Purchases of marketable securities.............          (11,330)                (43,199)
   Sales of marketable securities.................           27,124                 227,824
   Purchase of Central Freight Lines Inc.,
     net of cash acquired.........................                -                 (98,349)
                                                           --------                --------
      NET CASH USED IN INVESTING ACTIVITIES.......          (73,223)                (45,449)

CASH FLOWS FROM FINANCING ACTIVITIES

   Dividends paid.................................          (27,303)                (25,621)
   Purchases of common stock for treasury.........                -                 (20,263)
   Repayment of Central's borrowings..............                -                 (32,116)
                                                           --------                --------
      NET CASH USED IN FINANCING ACTIVITIES.......          (27,303)                (78,000)
                                                           --------                --------
      NET (DECREASE) IN CASH......................           (1,352)                (21,881)
      CASH AT BEGINNING OF YEAR...................           27,628                  41,036
                                                           --------                --------
      CASH AT END OF SECOND QUARTER...............         $ 26,276                $ 19,155
                                                           ========                ========



ROADWAY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation
- - ------------------------------

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-four weeks ended June 18, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1993.

Note B - Accounting Period
- - --------------------------

The registrant operates on a 13 four-week period calendar with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.

Note C - Accounting Changes
- - ---------------------------

Effective January 1, 1993, the registrant adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes." Together, the adoption of SFAS 106 and 109 as cumulative effect adjustments resulted in a net charge to 1993 earnings of $18,131,000 or $.46 per share.

Note D - Acquisition
- - --------------------

On April 6, 1993, the registrant acquired Central Freight Lines Inc. (Central), Texas' largest regional carrier, following a vote of approval by Central's shareholders. The registrant used internally generated funds to acquire the common stock of Central at a total cost of $102,142,000. The acquisition was accounted for as a purchase and the cost in excess of net assets acquired was $16,432,000.

Item 2.  Management's Discussion and Analysis of Financial Condition
- - --------------------------------------------------------------------
         and Results of Operations
         -------------------------

The results of operations for 1994 were adversely impacted by a 24-day Teamsters strike in April against Roadway Express, the registrant's largest operating company. The Teamsters returned to work on April 30 and ratified a four year labor agreement on June 5, 1994. Under the new labor agreement, Teamster wages and benefits increase 1.2% in the first year. The contract allows expanded use of rail transportation and casual dock labor which should provide an operating cost benefit to Roadway Express. The effects of the strike on second quarter operating results at Roadway Express included a reduction in revenue of 31.8% from second quarter 1993 levels and a decline of 33.3% in tonnage. Roadway Express incurred an operating loss in the second quarter of 1994 of $68,353,000, compared to operating income of $16,097,000 in the second quarter of 1993. The second quarter operating loss at Roadway Express includes a charge of $.13 per share after taxes for anticipated cash expenditures for terminal closings and relocating certain personnel to realign linehaul operations for greater efficiency, including better balancing of road and rail operations.

Consolidated revenue for the second quarter ended June 18, 1994 decreased $9,106,000 or 1% from second quarter 1993 levels. For the twenty-four weeks constituting the registrant's first half, revenue increased $158,582,000 or 8.8% over 1993. The Teamsters strike reduced second quarter revenue for Roadway Express by approximately $190,000,000. This reduction was largely offset by increased business volumes at all of the registrant's other operating companies, particularly the regional group, Roadway Package System (RPS), and Roberts Express (Roberts). Central, a member of the regional group, was acquired on April 6, 1993, and accounted for $75,710,000 of the first half increase. Startup operations of Roadway Global Air (RGA), a worldwide heavy weight air cargo service, are also included in the 1994 results. Revenue at RGA continued to grow at a significant rate but less than plan because of a traffic mix which included larger than expected shipments and more deferred service freight, resulting in lower revenue per pound.

At Roadway Express, first half revenue was 14.2% lower than in the first half 1993, and tonnage was 17.3% lower. Due to a general rate increase implemented effective January 1, 1994, revenue per ton was 4.2% higher in the second quarter, and 4.7% higher for the first half, as compared to 1993. RPS implemented a rate increase on February 7, 1994, and the registrant's other carriers have also obtained rate increases on portions of their traffic.

Second quarter 1994 operating expenses increased $74,062,000 or 8.3% over comparable 1993 levels, while first half operating expenses were up $243,552,000 or 14.1% above 1993 levels. The majority of the increases resulted from higher business volumes at all of the registrant's operations other than Roadway Express. At Roadway Express, operating expenses were $85,590,000 or 16.5% below second quarter 1993 levels, and $63,332,000 or 6.2%
below first half 1993 results. Central accounted for $66,762,000 of the first half increase. Inclusion of RGA in 1994 also contributed to the increase in operating expenses. Fuel prices in the second quarter of 1994 averaged 6.1% lower than second quarter 1993 levels. Purchased transportation increases reflect increased business levels at RPS and Roberts, and the inclusion of RGA.

The operating loss for the second quarter and for the first half of 1994 is primarily attributable to the Teamsters strike at Roadway Express. The strike resulted in a second quarter 1994 operating loss of $68,353,000 at Roadway Express, compared to operating income of $16,097,000 in 1993. For the first half of 1994, Roadway Express reported an operating loss of $57,978,000, compared to operating income of $27,521,000 for 1993. Startup losses in the second quarter and first half at RGA offset operational gains achieved by the registrant's other operating companies, particularly RPS, Viking Freight System, Central and Roberts. Other income-net declined in 1994 principally due to reduced levels of investments in marketable securities. The effective income tax rate for 1994 increased over 1993 due to the impact of nondeductible expenses, and due to startup losses in state and foreign tax jurisdictions for which no current tax benefit is available.

The net loss for the second quarter of 1994 was $.55 per share, a deterioration of $1.24 from 1993. For the first half of 1994, the net loss was $.15 per share, down $1.35 from first half 1993 income before the cumulative effect of accounting changes. At Roadway Express the net loss for the quarter and first half of 1994 was $.96 per share and $.82 per share, respectively. Improvements in 1994 at RPS, the regional group, Roberts and Roadway Logistics Systems, Inc.
(ROLS) only
partially offset the startup losses at RGA. The net loss for RGA for the second quarter was $.13 per share greater than plan. It is not unreasonable to expect that third and fourth quarter losses for RGA could exceed original estimates by similar amounts.

For the remainder of 1994, management will continue to focus on the recovery of Roadway Express. A performance recovery management incentive compensation plan has been instituted at Roadway Express for the second half of 1994. Operating improvements made possible under the new Teamsters contract, particularly to balance road and rail operations for better service and costs, are planned for implementation in the fall. Management will also concentrate on improving the revenue yield at RGA while continuing to bring a new level of quality to the heavy air freight business. Rate competition is expected to remain intense in many of the registrant's markets, and expenditures for expansion at operating companies other than Roadway Express are expected to be substantial during the remainder of the year.

The registrant normally finances capital expenditures from internally generated funds. The Teamsters strike, the startup of RGA, the acquisition of Central and recent expansion have reduced funds currently invested in marketable securities. It is anticipated that cash, current investments in marketable securities, funds generated from future operations and, if required, short term financing currently available to the registrant will provide adequate levels of working capital and funds for business expansion, projected capital expenditures, and other needs of the business. Capital expenditures in 1994 are currently projected at approximately $330 million.


PART II - OTHER INFORMATION

Item 4. Results of Votes of Security Holders
- - --------------------------------------------

On May 11, 1994, the registrant held its Annual Meeting of Shareholders at which the following directors were elected receiving the number of votes set forth beside their names.

                George B. Beitzel                    34,833,192
                Richard A. Chenoweth                 34,827,390
                Joseph M. Clapp                      34,830,204
                Norman C. Harbert                    34,839,006
                Charles R. Longsworth                34,829,241
                Robert E. Mercer                     34,818,986
                G. James Roush                       34,845,908
                Daniel J. Sullivan                   34,826,368
                William Sword                        34,829,712
                Sarah Roush Werner                   34,842,924


With respect to the approval of the adoption of the 1994 Roadway Services, Inc. Nonemployee Directors' Stock Plan, 33,013,791 votes were cast in favor of the proposal to approve adoption; 1,547,691 votes were cast against such approval; 131,014 votes abstained; and there were 214,150 broker non-votes. With respect to a shareholder proposal in favor of confidential voting, 9,513,195 votes were cast in favor of the proposal; 24,096,582 votes were cast against such proposal; 133,295 votes abstained; and there were 1,163,574 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K
- - ----------------------------------------

(a)  Exhibits--None
     --------------
(b)  Reports on Form 8-K Filed During the Second Quarter of 1994--None
     -----------------------------------------------------------------




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ROADWAY SERVICES, INC.
                                   --------------------------------
                                               (Registrant)



Date: July 26, 1994                By D. A. Wilson
      ---------------                 ------------------------------------
                                      D. A. Wilson, Senior Vice President-
                                      Finance and Planning, Secretary and
                                      Chief Financial Officer




Date: July 26, 1994                By Roy E. Griggs
      --------------                  -------------------------------------
                                      Roy E. Griggs,
                                      Vice President and Controller