Form 10-Q
period 1994-09-10
ROADWAY SERVICES INC
filed 1994-10-20
CIK 701708

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the period ended                September 10, 1994
                            -----------------------------------------------
                                       OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

       For the transition period from_____________________to____________________

                         Commission file number 0-10716

                             ROADWAY SERVICES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Ohio                                                      34-1365496
- ------------------------------------------                ---------------------------------------------
  (State or other jurisdiction of                                (IRS Employer Identification No.)
  incorporation or organization)

 1077 Gorge Boulevard, P.O.Box 88, Akron, Ohio                                44309-0088
- ----------------------------------------------                           --------------------
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

                               Yes  X     No_____

The number of shares of common stock without par value outstanding as of October 7, 1994 was 39,032,452.

                                     INDEX

                             ROADWAY SERVICES, INC.
                                   FORM 10-Q
                        PERIOD ENDED SEPTEMBER 10, 1994


PART I - FINANCIAL INFORMATION
- ------------------------------

      Item 1.     Condensed Financial Statements (Unaudited)

                  Consolidated Balance Sheet--September 10, 1994 and December 31, 1993

                  Statement of Consolidated Income--Twelve weeks and thirty-six weeks ended September 10, 1994 and September 11, 1993

                  Statement of Consolidated Cash Flows--Thirty-six weeks ended September 10, 1994 and September 11, 1993

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

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES
- ----------

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

ROADWAY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
                                                                               September 10,          December 31,
                                                                                   1994                   1993
                                                                               -------------          ------------
                                                                                     (dollars in thousands)
                     ASSETS

Cash...................................................                        $   44,337             $   27,628
Marketable securities..................................                            45,722                 83,943
Accounts receivable....................................                           483,698                401,777
Prepaid expenses and supplies..........................                            58,738                 77,160
Deferred income taxes..................................                            34,897                 28,765
                                                                               ----------             ----------

   TOTAL CURRENT ASSETS................................                           667,392                619,273

Carrier operating property.............................                         2,567,450              2,440,189
Less allowances for depreciation.......................                         1,429,418              1,313,974
                                                                               ----------             ----------

   TOTAL CARRIER OPERATING PROPERTY....................                         1,138,032              1,126,215

Cost in excess of net assets of businesses acquired....                            98,788                100,914
                                                                               ----------             ----------

                                                                               $1,904,212             $1,846,402
                                                                               ==========             ==========



               LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable.......................................                        $  317,716             $  268,103
Salaries and wages.....................................                           199,532                178,536
Other current liabilities..............................                           140,462                131,850
                                                                               ----------             ----------

   TOTAL CURRENT LIABILITIES...........................                           657,710                578,489

Deferred income taxes..................................                            46,358                 57,620
Future equipment repairs...............................                            25,525                 23,148
Casualty claims payable after one year.................                           102,746                 86,546
Retiree medical........................................                            58,207                 53,448
                                                                               ----------             ----------

   TOTAL OTHER LIABILITIES.............................                           232,836                220,762

Common stock - 40,896,414 shares issued................                            39,898                 39,898
Additional capital.....................................                            51,151                 50,446
Earnings reinvested in the business....................                           978,371              1,013,519
                                                                               ----------             ----------

                                                                                1,069,420              1,103,863
Less cost of common stock in treasury - 1,496,000
 shares in 1994 and 1,527,000 shares in 1993...........                            55,754                 56,712
                                                                               ----------             ----------

   TOTAL SHAREHOLDERS' EQUITY..........................                         1,013,666              1,047,151
                                                                               ----------             ----------

                                                                               $1,904,212             $1,846,402
                                                                               ==========             ==========

ROADWAY SERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATED INCOME (Unaudited)

                                                                      Twelve Weeks Ended            Thirty-Six Weeks Ended
                                                                         (Third Quarter)                (Three Quarters)
                                                                    --------------------            -----------------------
                                                                    Sept. 10,        Sept. 11,      Sept. 10,        Sept. 11,
                                                                      1994             1993            1994             1993
                                                                    --------         --------        --------         --------
                                                                           (amounts in thousands, except per share data)
REVENUE........................................                     $1,091,507       $983,872      $3,045,404         $2,779,187

OPERATING EXPENSES
  Salaries, wages and benefits.................                        587,216        535,949       1,638,997          1,515,849
  Operating supplies and expenses..............                        181,242        155,238         534,065            462,089
  Purchased transportation.....................                        199,699        142,629         559,879            400,822
  Operating taxes and licenses.................                         28,970         26,742          84,316             78,774
  Insurance and claims.........................                         23,111         23,404          72,481             63,400
  Provision for depreciation...................                         47,523         46,324         144,260            132,066
  Net (gain) on sale of property...............                           (299)          (166)           (661)              (557)
                                                                    ----------       --------      ----------         ----------
    TOTAL OPERATING EXPENSES...................                      1,067,462        930,120       3,033,337          2,652,443
                                                                    ----------       --------      ----------         ----------

    OPERATING INCOME...........................                         24,045         53,752          12,067            126,744

Other income - net.............................                          1,123          1,123           1,473              9,334
                                                                    ----------       --------      ----------         ----------

    INCOME BEFORE INCOME TAXES AND
      CUMULATIVE EFFECT OF ACCOUNTING CHANGES..                         25,168         54,875          13,540            136,078

Provision for income taxes.....................                         13,519         25,836           7,705             59,455
                                                                    ----------       --------      ----------         ----------

    INCOME BEFORE CUMULATIVE EFFECT OF
      ACCOUNTING CHANGES.......................                         11,649         29,039           5,835             76,623

    Cumulative effect of accounting changes....                              -              -               -            (18,131)
                                                                    ----------       --------      ----------         ----------

      NET INCOME...............................                     $   11,649       $ 29,039      $    5,835         $   58,492
                                                                    ==========       ========      ==========         ==========

    EARNINGS PER SHARE:
      Before cumulative effect of
        accounting changes.....................                     $      .30       $    .74      $      .15         $     1.94
      Cumulative effect of accounting changes..                              -              -               -               (.46)
                                                                    ----------       --------      ----------         ----------

      NET INCOME...............................                     $      .30       $    .74      $      .15         $     1.48
                                                                    ==========       ========      ==========         ==========

    DIVIDENDS DECLARED PER SHARE...............                     $      .35       $    .35      $     1.05         $     1.02 1/2
                                                                    ==========       ========      ==========         ==========

    AVERAGE SHARES OUTSTANDING.................                         39,402         39,322          39,389             39,588
                                                                    ==========       ========      ==========         ==========

ROADWAY SERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATED
 CASH FLOWS (Unaudited)

                                                                                 Thirty-Six Weeks Ended
                                                                                    (Three Quarters)
                                                                              ----------------------------
                                                                              September 10,          September 11,
                                                                                   1994                   1993
                                                                              -------------          ------------
                                                                                 (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income.........................................                        $   5,835              $  58,492
   Adjustments........................................                          169,035                162,256
                                                                              ---------              ---------

      NET CASH PROVIDED BY OPERATING ACTIVITIES.......                          174,870                220,748

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of carrier operating property............                         (160,338)              (238,586)
   Sales of carrier operating property................                            4,922                  6,383
   Purchases of marketable securities.................                           (2,894)               (74,118)
   Sales of marketable securities.....................                           41,115                278,155
   Purchase of Central Freight Lines Inc.,
       net of cash acquired.............................                              -                (98,349)
                                                                               --------              ---------
      NET CASH USED IN INVESTING ACTIVITIES...........                         (117,195)              (126,515)

CASH FLOWS FROM FINANCING ACTIVITIES

   Dividends paid.....................................                          (40,966)               (39,267)
   Purchases of common stock for treasury ............                                -                (24,232)
   Repayment of Central's borrowings..................                                -                (32,117)
                                                                              ---------              ---------

      NET CASH USED IN FINANCING ACTIVITIES...........                          (40,966)               (95,616)
                                                                              ---------              ---------

      NET INCREASE (DECREASE) IN CASH.................                           16,709                 (1,383)
      CASH AT BEGINNING OF YEAR.......................                           27,628                 41,036
                                                                              ---------              ---------

      CASH AT END OF THIRD QUARTER....................                        $  44,337              $  39,653
                                                                              =========              =========

ROADWAY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation
- ------------------------------

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-six weeks ended September 10, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1993.

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

Note D - Acquisition
- --------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- ---------------------------------------------------------------------

Consolidated revenue for the third quarter ended September 10, 1994 increased $107,635,000 or 10.9% over revenue for the same period in 1993. For the thirty-six weeks ended September 10, 1994 revenue increased $266,217,000 or 9.6% over 1993 levels.

Revenue gains, as a result of increased business volumes, were experienced during the third quarter by all of the registrant's operating companies except Roadway Express. Excluding Roadway Express, these gains amounted to a 25.2% increase over 1993 third quarter net revenues. A significant portion of this gain was attributable to Roadway Package System (RPS), which experienced a 16.6% revenue increase due primarily to package volume growth and, to a lesser extent, an increase in average revenue per package. The regional carrier group also contributed to the strong revenue
gains.   Year to date revenue includes an increase of $81,700,000 at Central
Freight Lines, a member of the regional carrier group, which was acquired on April 6, 1993. Startup operations of Roadway Global Air (RGA), a worldwide air cargo service, also contributed to the third quarter and year to date 1994 revenue increases.

At Roadway Express, the registrant's largest operating company, 1994 revenues were down 0.5% from 1993 third quarter levels and were 9.5% below the first thirty-six weeks of 1993. Year to date revenues were reduced by $190,000,000 as a result of a 24-day Teamsters' strike in April, 1994 against Roadway Express. Third quarter tonnage for Roadway Express was down 4.9%, with less-than-truckload tons down 5.5% and truckload tonnage declining 2.6% compared with the third quarter a year ago. While Roadway Express' revenue was down 0.5%, the operating margin deteriorated from 3.5% to 1.8% compared with the third quarter last year, which is solely attributable to costs accrued under the special Performance Recovery Plan for Roadway Express supervisory personnel and most clerical employees which was implemented for the second half of 1994.

Third quarter 1994 operating expenses increased $137,342,000 or 14.8% over comparable 1993 levels, while operating expenses for the first thirty-six weeks were up $380,894,000 or 14.4% above 1993 levels. Increased operating expenses resulted from higher business volumes at all of the registrant's operating companies except Roadway Express. At Roadway Express operating expenses were $6,600,000 or 1.3% higher than 1993 third quarter levels and were up $56,731,000 or 3.7% for the first thirty-six weeks of 1994 compared to 1993. Increased purchased transportation was experienced, primarily by RPS and Roberts due to volume increases, and by the inclusion of RGA. Central Freight Lines accounted for $71,566,000 of the increase in operating expenses for the first three quarters of 1994.

As a result of recently enacted Federal legislation which effectively preempts state regulation of motor carrier rates, routes and services, the remaining asset values of intrastate operating rights were charged to operating expenses in the third quarter. This charge reduced net earnings by $.06 per share.

Operating income for the third quarter of 1994 decreased $29,707,000 or 55.3% compared to 1993 results with year to date operating income decreasing $114,677,000 from 1993. The quarter was impacted most by operating losses at RGA, which concluded its initial year of service on September 13. Operating income for the quarter was also affected by the Performance Recovery Plan previously mentioned for Roadway Express whose quarterly earnings were reduced from $.28 per share to $.14 per share. Third quarter results were below plan for the Roadway Regional Group (RRG). The strong performances by regional carriers Viking Freight System and Central Freight Lines were offset by increased losses at Spartan Express and Coles Express, both of which were affected by expansion costs. Operating income for RPS was approximately even with the strong third quarter of a year ago, which was impacted by a threatened work stoppage at United Parcel Service. Roberts Express had excellent results for the quarter.

The 1994 year to date operating income was significantly impacted by the $68,353,000 operating loss during the second quarter at Roadway Express, which was attributable to the Teamsters' strike. The effective tax rate for 1994 increased over 1993 due to the impact of nondeductible expenses, and losses in state and foreign tax jurisdictions for which a current tax benefit is not available. For the first thirty-six weeks of 1994, net income was $.15 per share compared to $1.48 per share after the cumulative effect of accounting changes a year ago. Third quarter net income fell from $.74 in 1993 to $.30 in 1994.

For the remainder of 1994, management will continue to focus on securing a greater proportion of overnight traffic at RGA to improve revenue yields. Although volume levels and operating costs were near plan, lower than planned yields relating to traffic mix resulted in a net loss at RGA for the quarter approximately equal to its second quarter loss. These lower than planned yields at RGA are expected to result in fourth quarter losses slightly larger than the third quarter loss for that company, solely attributable to the additional four weeks in the fourth quarter. The registrant operates on a 13 four-week period calendar with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter. Roadway Express is currently implementing a major change to its linehaul system, made possible by the new labor agreement, to include through service by dual driver "sleeper" teams as well as more use of rail to achieve greater efficiencies and better service. These changes should provide a modest benefit to fourth quarter results.

The registrant continues to finance capital expenditures from internally generated funds. The Teamsters strike, the startup of RGA, recent expansion and the acquisition of Central have reduced funds currently invested in marketable securities. It is anticipated that cash, current investments in marketable securities, funds generated from future operations and, if required, financing currently available to the registrant will provide adequate levels of working capital and funds for business expansion, projected capital expenditures, and other needs of the business. Total capital expenditures in 1994 are currently projected at approximately $290 million.

PART II - OTHER INFORMATION

Item 5. Other Information
- -------------------------

On August 10, 1994, the registrant announced the election of Rodger G. Marticke as vice president and group executive, effective August 14; Donald C. Brown as vice president-corporate support services, effective January 1, 1995; and Kathryn W. Dindo as assistant controller, effective August 14.

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

(a)  Exhibits--Financial Data Schedule
     ---------------------------------

(b)  Reports on Form 8-K Filed During the Third Quarter of 1994--None
     ----------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                 ROADWAY SERVICES, INC.
                                                          --------------------------------------
                                                                     (Registrant)


Date: October 20, 1994                                    By D. A. WILSON
     ------------------                                     ------------------------------------
                                                              D. A. Wilson, Senior Vice President-
                                                              Finance and Planning, Secretary and
                                                              Chief Financial Officer




Date: October 20, 1994                                    By ROY E. GRIGGS
     ------------------                                     ------------------------------------
                                                              Roy E. Griggs,
                                                              Vice President and Controller

                                Exhibit Index
                                -------------

Exhibit
- -------

  27                        Financial Data Schedule