Form 10-K405
period 1994-12-31
ROADWAY SERVICES INC
filed 1995-03-10
CIK 701708

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(MARK ONE)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)
       For the fiscal year ended December 31, 1994
                                 -----------------
                                        OR
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)
       For the transition period from_________________to_________________

       Commission file number 0-10716
                              -------

                            ROADWAY SERVICES, INC.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Ohio                                 34-1365496
       -------------------------------        ---------------------------------
       (State or other jurisdiction of        (IRS Employer Identification No.)
       incorporation or organization)

       1077 Gorge Boulevard, P.O. Box 88, Akron, Ohio        44309-0088
       ----------------------------------------------        ----------
       (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code (216) 384-8184
                                                          --------------

       Securities registered pursuant to Section 12(b) of the Act:
                                                  Name of each exchange
       Title of each class                        on which registered
               None
       -------------------                        ---------------------

       Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock-without par value
       -----------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1995 was $1,169,474,000.

The number of shares of the issuer's common stock outstanding as of February 28, 1995 was 39,069,158.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1994 are incorporated by reference into Parts I and II.

Certain portions of the registrant's proxy statement for the annual meeting of shareholders to be held on May 10, 1995 are incorporated by reference into Part III.

PART I

Item 1. - Business.
- -------   ---------

       Roadway Services, Inc. (registrant), a corporation organized in 1982 under the laws of the State of Ohio, is a holding company engaged through its operating companies in the transportation and logistics businesses. Its operating companies are Roadway Express, Inc., Roadway Package System, Inc.
(RPS), Roadway Global Air, Inc. (RGA), Roberts Express, Inc., (Roberts), Roadway Logistics Systems, Inc. (ROLS), and Roadway Regional Group, Inc. (RRG), which is the corporate parent of Viking Freight System, Inc., Spartan Express, Inc., Coles Express, Inc. and Central Freight Lines Inc.

       The registrant's largest operating group consists of Roadway Express, Inc. (Akron, Ohio), its subsidiary Roadway Express (Canada), Inc. (Calgary, Alberta, Canada), and joint venture TNL-Roadway (Mexico City, D.F., Mexico). Collectively, this group is one of the industry's major carriers of long haul, less-than-truckload (LTL) general freight. Roadway Express, providing common carrier interstate transportation since 1930, serves North America, including all 50 states, South America, Europe, Asia and Australia through 577 terminal facilities. The Roadway Express system primarily handles long haul, interstate shipments of LTL freight. No single carrier, or small number of carriers, is dominant in the portion of the industry in which Roadway Express operates. Additional information concerning this operating group is set forth in the discussion contained on pages 4 through 7, except for the section entitled Quality, of the Annual Report to Shareholders for the year ended December 31, 1994, and is incorporated herein by reference.

       The registrant's other motor carrier subsidiaries provide service to various portions of the motor carrier transportation market, none of which is dominated by a single carrier or small number of carriers with one exception. The surface small package shipping market area, in which RPS competes, is dominated by United Parcel Service. Additional information concerning the registrant's other motor carrier subsidiaries is set forth in the discussion contained on pages 8 through 11, except for the sections entitled People and Quality, the discussion contained on pages 14 through 17, except for the sections entitled People and Quality, and except for the second paragraph under each of the sections entitled Viking Freight System, Central Freight Lines, Spartan Central, Spartan South and Coles Express, and the discussion contained on page 18 and 19, except for the sections entitled People and Quality, of the registrant's Annual Report to Shareholders for the year ended December 31, 1994, and is incorporated herein by reference.

       RGA provides air cargo service to customers worldwide through 77 air logistics centers in North America, Europe, Asia and Australia, including a hub facility in Terre Haute, Indiana. Additional information concerning RGA is set forth in the discussion contained on pages 12 and 13, except for the sections entitled People and Quality, of the registrant's Annual Report to Shareholders for the year ended December 31, 1994, and is incorporated herein by reference.

       ROLS provides contract logistics services. Additional information concerning ROLS is set forth in the discussion contained on pages 20 and 21, except for the sections entitled People and Quality, of the registrant's Annual Report to Shareholders for the year ended December 31, 1994, and is incorporated herein by reference.

       All domestic motor carrier subsidiaries are subject to regulation by the Interstate Commerce Commission and the Department of Transportation. At the end of 1994 the registrant and its affiliates employed approximately 50,600 persons (on a full time equivalent basis) and utilized the services of approximately 8,000 independent contractors.


Item 2. - Properties.
- -------   -----------

Roadway Services, Inc.
- ----------------------

       Corporate offices of the registrant and its information systems subsidiary are located in Akron, Ohio in facilities leased from one of the registrant's subsidiaries. Limited additional corporate office space is located in nearby leased facilities.

Roadway Express, Inc.
- ---------------------

       As of December 31, 1994, the Roadway Express operating group owned or leased 577 terminal facilities, of which 29 were major consolidation and distribution facilities referred to as "breakbulk terminals." Of the total facilities, 356 were owned and 221 were leased, generally for terms of three years or less. The number of loading spaces, a measure of freight handling capacity, totaled 15,079 at year end 1994, of which 12,857 were at owned facilities and 2,222 were at leased facilities. All significant leased and owned facilities were being utilized at year end 1994, and are adequate to meet current needs.

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

       The investment by Roadway Express in its revenue vehicle fleet represents 50% of the investment in revenue vehicles by the registrant and its subsidiaries. At the end of 1994, the average age of the Roadway Express intercity tractors was 5.8 years and that of the intercity trailers was 7.3 years. There is sufficient capacity to meet normal requirements. Leased equipment may be utilized to meet peak demands.

Roadway Package System, Inc.
- ----------------------------

       As of December 31, 1994, Roadway Package System operated 317 terminals, including 22 hub facilities. Forty-four of the terminals, 18 of which are hub facilities, are owned and 273 terminals, including the other four hub facilities, are leased, generally for terms of three years or less. Twelve of the terminals, including three hub facilities, are operated by Roadway Package System, Ltd. in Canada. The 22 hub facilities are strategically located to cover the geographic area served by RPS. These facilities, averaging 78,000 square feet, range in size from 22,000 to 143,000 square feet.

       The general offices and information systems center are located in leased facilities in the Pittsburgh, Pennsylvania area. A new 300,000 square foot corporate headquarters and data center is nearing completion and will be occupied by RPS in 1995. The owned facility is located in suburban Pittsburgh.

Roadway Global Air, Inc.
- ------------------------

       As of December 31, 1994, Roadway Global Air, Inc. operated 77 leased air logistics centers located in North America, Europe, Asia and Australia, and a leased hub facility in Terre Haute, Indiana. These facilities, averaging 10,400 square feet, range in size from 1,000 to 42,000 square feet. The company's general offices are located in leased facilities in Indianapolis, Indiana.

Roadway Regional Group, Inc.
- ----------------------------

     As of December 31, 1994, Roadway Regional Group occupied 14 regional sales offices located primarily in the midwestern and eastern United States. RRG's general offices are located in San Jose, California in a leased facility.

       As of December 31, 1994, Viking Freight System, Inc. operated 48 terminals located in eight western states. Twenty-nine of the terminals, with 1,342 loading spaces, are owned and the remaining 19 terminals, with 479 loading spaces, are leased. The largest terminal facility, located in San Leandro, California, has 132 loading spaces and is leased by Viking Freight System, Inc. The company's general offices are located in leased facilities in San Jose, California.

       As of December 31, 1994, Central Freight Lines Inc. operated 85 terminals located primarily in eight southwestern and midwestern states. Fifty-five of the terminals, with 2,726 loading spaces, are owned and the remaining 30, with 417 loading spaces, are leased. The largest terminal, located in Dallas, Texas, has 525 loading spaces and is owned by Central Freight Lines Inc. The company's general offices are located in Waco, Texas in owned facilities.

       As of December 31, 1994, Spartan Express, Inc. operated 74 terminals located in 17 central and southern states through two divisions: Spartan Central and Spartan South. Thirteen of the terminals, with 437 loading spaces, are owned and the remaining 61, with 1,373 loading spaces, are leased. The largest terminal, a leased facility located in the Atlanta, Georgia area, has 102 loading spaces. The general offices of Spartan South are located in Greer, South Carolina in facilities owned by Spartan Express. Spartan Central's general offices are located in a leased facility in Worthington, Ohio.

       As of December 31, 1994, Coles Express, Inc. operated 25 terminals located in 11 New England and Middle Atlantic states. Five of the terminals, with 127 loading spaces, are owned and the remaining 20, with 401 loading spaces, are leased. The largest terminals have 39 loading spaces each, and are located in leased facilities in Elizabeth, New Jersey and in facilities owned by Coles Express, Inc. in Portland, Maine. The company's general offices are located in Bangor, Maine.

Roberts Transportation Services, Inc.
- -------------------------------------

       The company's general offices are located in Akron, Ohio in facilities owned by its principal operating subsidiary, Roberts Express, Inc. Terminal facilities are not required, due to the exclusive use service provided.

Roadway Logistics Systems, Inc.
- -------------------------------

       The company's general offices are located in Hudson, Ohio in leased facilities.

Item 3. - Legal Proceedings.
- -------   ------------------

     During 1989, the Internal Revenue Service (IRS) completed an examination of the registrant's employment tax returns for the years 1985 and 1986 proposing changes in classification of certain drivers at RPS and subjecting the registrant to payment of approximately $5 million of certain employment taxes for those years. The registrant paid the amounts claimed although it disagreed with the IRS position both as to liability for and amounts of taxes claimed. Suit was filed in the United States Court of Claims to recover the amounts paid. In 1992, the IRS completed its examination of the registrant's 1987 through 1989 employment tax returns and proposed additional employment taxes of approximately $27 million. The registrant estimates that the total potential liability could have been as much as $119 million through 1993 on the same basis as adjustments proposed for years 1985 through 1989.

       The registrant has reached agreement with the IRS and the Department of Justice in full settlement of all assessed, asserted or potential employment tax deficiencies and interest related to this matter through 1993. The net after-tax cost of the settlement amounted to $13.7 million or $.35 per share and is included in the 1994 statement of consolidated income.

       As an incident of the settlement, the IRS provided a letter of assurance that states that operations conducted in accordance with the terms of an arrangement described therein would not be inconsistent with an independent contractor relationship within the meaning of the Internal Revenue Code. Since January 1, 1994, RPS has executed revised agreements with its pickup and delivery owner-operators that coincide with the terms described in the letter of assurance.

       Various other legal proceedings arising from the normal conduct of business are pending but, in the opinion of management, the ultimate disposition of these matters will have no material effect on the financial condition of the registrant.

Item 4. - Submission of Matters to a Vote of Security Holders.
- -------   ----------------------------------------------------

       No matters were submitted to a vote of security holders during the fourth quarter of 1994.

Executive Officers of the Registrant.
- -------------------------------------

Name and Age                    Present Positions and Recent Business Experience
- ------------                    ------------------------------------------------

Donald C. Brown, 39             Vice President-Corporate Support Services since
                                January 1995; previously he served as Assistant
                                Controller from January 1992 through 1994;
                                Assistant to Vice President and Controller from
                                December 1990 thru 1991; previous to employment with the registrant he was an audit senior manager with Ernst & Young LLP since 1984.

John P. Chandler, 51            Vice President-Administration and Treasurer
                                since January 1994; previously he served as Vice
                                President-Administration during 1993; President of Roadway Package System, Inc. from July 1990 to December 1992 and Vice President-Finance and
                                Administration of Roadway Package System, Inc.
                                through June 1990.

Joseph M. Clapp, 58             Director since 1982, and Chairman and Chief
                                Executive Officer since January 1994;
                                previously he served as Chairman and President from 1987 through December 1993.

John M. Glenn, 63               Vice President and General Counsel since 1987.

Roy E. Griggs, 58               Vice President and Controller since August
                                1990; previously he served as Assistant
                                Controller.

William F. Klug, 55             Vice President-Real Estate and Environmental
                                Services since January 1995; previously he served as Vice President-Properties and Material
                                Management from 1988 through 1994.

Rodger G. Marticke, 46          Vice President and Group Executive since August
                                1994; previously he served as Assistant to the President since January 1993; previous to employment with the registrant he was a Principal with Temple, Barker and Sloan/Mercer
                                Management, a management consulting firm since
                                1988.

Jonathan T. Pavloff, 45         Vice President-Corporate Planning since
                                February 1991; previously he served as
                                President of Roadway Information Technology,
                                Inc. (formerly Summit Information Systems,
                                Inc.) a company owned management information subsidiary, from 1989 to February 1991.

Daniel J. Sullivan, 48          Director since August 1990 and President and
                                Chief Operating Officer since January 1994;
                                previously he served as Senior Vice President and President-National Carrier Group during
                                1993; Vice President and President-National
                                Carrier Group during 1992; Vice President and
                                Group Executive from July 1990 through 1991 and
                                President of Roadway Package System, Inc.
                                through June 1990.

D. A. Wilson, 50                Senior Vice President-Finance and Planning,
                                Secretary and Chief Financial Officer since
                                January 1994; previously he served as Senior
                                Vice President-Finance and Planning and
                                Secretary during 1993 and as Vice President-
                                Finance and Secretary from 1989 through 1992.

       Officers are elected to serve on a calendar year basis except for the Chairman, President, Treasurer and Secretary, who are elected for an annual term following the annual meeting of shareholders. No family relationships exist between any of the executive officers named above or between any executive officer and any director of the registrant.

                                    PART II

Item 5. - Market for Registrant's Common Equity and Related Stockholder
- -------   -------------------------------------------------------------
          Matters.
          --------

       In response to the information called for by this Item, the material set forth under the heading "Common Stock and Dividends" on page 38 of the registrant's Annual Report to Shareholders for the year ended December 31, 1994, is incorporated herein by reference.

Item 6. - Selected Financial Data.
- -------   ------------------------

       In response to the information called for by this Item, the historical data set forth for the years 1994, 1993, 1992, 1991 and 1990, and Notes (1) and
(2) on pages 36 and 37 of the registrant's Annual Report to Shareholders for the year ended December 31, 1994, are incorporated herein by reference.

Item 7. - Management's Discussion and Analysis of Financial Condition and
- -------   ---------------------------------------------------------------
          Results of Operations.
          ----------------------

       In response to the information called for by this Item, the material set forth on pages 23 through 25 of the registrant's Annual Report to Shareholders for the year ended December 31, 1994, is incorporated herein by reference.

Item 8. - Financial Statements and Supplementary Data.
- -------   --------------------------------------------

       The consolidated financial statements of the registrant and its subsidiaries set forth on pages 26 through 34 and the Report of Independent Auditors on page 35 of the registrant's Annual Report to Shareholders for the year ended December 31, 1994, are incorporated herein by reference.

       The Report of Independent Auditors on the Financial Statement Schedule listed in Item 14(a) is included as Exhibit 99 of this report.

       The material set forth under the heading "Summary of Quarterly Results of Operations" on page 38 of the registrant's Annual Report to Shareholders for the year ended December 31, 1994, is incorporated herein by reference.

Item 9. - Changes in and Disagreements with Accountants on Accounting and
- -------   ---------------------------------------------------------------
          Financial Disclosure.
          ---------------------

       None.

                                    PART III

Item 10. - Directors and Executive Officers of the Registrant.
- --------   ---------------------------------------------------

       In response to the information called for by Item 401 of Regulation S-K with respect to directors of the registrant, the material set forth under the heading "Information About Nominees for Directors" in the registrant's proxy statement for the annual meeting of shareholders to be held on May 10, 1995, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission, is incorporated herein by reference.

       In response to the information called for by Item 401 of Regulation S-K with respect to executive officers of the registrant, the material set forth under the heading "Executive Officers of the Registrant" in Part I of this Form 10-K Annual Report for the year ended December 31, 1994, is incorporated herein by reference.

Item 11. - Executive Compensation.
- --------   -----------------------

       In response to the information called for by this Item with respect to directors of the registrant, the material set forth under the heading "Director Compensation" in the registrant's proxy statement for the annual meeting of shareholders to be held on May 10, 1995, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission, is incorporated herein by reference.

       In response to the information called for by this Item with respect to executive officers of the registrant, the material set forth under the heading "Executive Compensation and Shareholdings by Executive Officers" in the registrant's proxy statement for the annual meeting of shareholders to be held on May 10, 1995, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission, is incorporated herein by reference.

Item 12. - Security Ownership of Certain Beneficial Owners and Management.
- --------   ---------------------------------------------------------------

       In response to the information called for by this Item, the material set forth under the heading "Principal Holders of Company Common Stock on February 28, 1995," including the notes thereto, the material set forth under the heading "Information About Nominees for Directors," including the notes thereto and the material set forth under the heading "Ownership of Company Common Stock by Management," including the notes thereto, in the registrant's proxy statement for the annual meeting of shareholders to be held on May 10, 1995, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission, is incorporated herein by reference.

Item 13. - Certain Relationships and Related Transactions.
- --------   -----------------------------------------------

       None.

                                    PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
- --------   -----------------------------------------------------------------

       (a)    (1) and (2)         List of Financial Statements and Financial
                                  Statement Schedules--The response to this portion of Item 14 is submitted as a separate section of this report.

              (3) Exhibit Index--The response to this portion of Item 14 is submitted as a separate section of this report.

       (b)           Reports on Form 8-K Filed in the Fourth Quarter of
                     1994--None.

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


Date March 8, 1995                By Joseph M. Clapp
    --------------                  ------------------------------------
                                    Joseph M. Clapp, Chairman and
                                    Chief Executive Officer


Date March 8, 1995                By D. A. Wilson
    --------------                  ------------------------------------
                                    D. A. Wilson, Senior Vice President-
                                    Finance and Planning, Secretary and
                                    Chief Financial Officer


Date March 8, 1995                By R. E. Griggs
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

                                    ROADWAY SERVICES, INC.


Date March 8, 1995                By G. B. Beitzel
    --------------                  ------------------------------------
                                    G. B. Beitzel, Director


Date March 8, 1995                By R. A. Chenoweth
    --------------                  ------------------------------------
                                    R. A. Chenoweth, Director


Date March 8, 1995                By Joseph M. Clapp
    --------------                  ------------------------------------
                                    Joseph M. Clapp, Director


Date March 8, 1995                By Norman C. Harbert
    --------------                  ------------------------------------
                                    Norman C. Harbert, Director


Date March 8, 1995                By Charles R. Longsworth
    --------------                  ------------------------------------
                                    Charles R. Longsworth, Director


Date March 8, 1995                By Daniel J. Sullivan
    --------------                  ------------------------------------
                                    Daniel J. Sullivan, Director

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(a) (1) AND (2), AND 14(d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                         FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1994

                             ROADWAY SERVICES, INC.

                                  AKRON, OHIO

FORM 10-K--ITEM 14(a) (1) AND (2)

ROADWAY SERVICES, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statements, included in the registrant's Annual Report to Shareholders for the year ended December 31, 1994, are incorporated by reference in Item 8:

       Consolidated Balance Sheets--December 31, 1994 and 1993--pages 26 and 27 Statements of Consolidated Income--Years ended December 31, 1994,
           1993 and 1992--page 28
       Statements of Consolidated Earnings Reinvested in the Business--
           Years ended December 31, 1994, 1993 and 1992--page 28
       Statements of Consolidated Cash Flows--Years ended December 31, 1994,
           1993 and 1992--page 29
       Notes to Consolidated Financial Statements--December 31, 1994-- pages 30 through 34

The following consolidated financial statement schedule of Roadway Services, Inc. and subsidiaries is included in Item 14(d):

       Schedule VIII-Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS

                    ROADWAY SERVICES, INC. AND SUBSIDIARIES

                  Years Ended December 31, 1994, 1993 and 1992

                             (dollars in thousands)

            COL.A                    COL.B                      COL.C                    COL.D              COL.E
- ----------------------------------------------------------------------------------------------------------------------
                                                              ADDITIONS
                                                    ------------------------------
         DESCRIPTION               Balance at            (1)            (2)            Deductions-      Balance at End
                                   Beginning          Charged       Charged to           Describe          of Period
                                   of Period          to Cost     Other Accounts-
                                                    and Expenses     Describe
- -----------------------------     -----------       ------------   ---------------     -----------      --------------
                                                                                            (A)
1994
  Allowance for uncollectible
      accounts                      $11,505            $17,847          $  -              $13,192           $16,160


1993
 Allowance for uncollectible
      accounts                      $10,200            $12,576          $486 (B)          $11,757           $11,505

1992
 Allowance for uncollectible
      accounts                      $ 7,457            $11,848          $145 (B)          $ 9,250           $10,200


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

*10.4     Roadway Services, Inc. 1994 Nonemployee Directors' Stock Plan.

*10.5 Roadway Services, Inc. Retirement Plan for Nonemployee Directors (as Amended as of February 10, 1993) (filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

*10.6     Written description of Officers' Incentive Compensation Plan.

*10.7(a) Roadway Services, Inc. Excess Plan effective January 1, 1993 (filed as Exhibit 10.7(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).

*10.7(b) Roadway Services, Inc. 401(a)(17) Benefit Plan effective January 1, 1993 (filed as Exhibit 10.7(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).


________________________________

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

                                 EXHIBIT INDEX


*10.7(c) Roadway Services, Inc. Administrative Document for Excess Plan and 401(a)(17) Benefit Plan effective January 1, 1993 (filed as Exhibit 10.7(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).

 10.8 Credit Agreement among Roadway Services, Inc., Several Lenders and Chemical Bank dated as of March 31, 1994 (filed as Exhibit 10 to the Registrant's Current Report on Form 8-K dated January 17, 1995, and incorporated herein by reference).

 13       Annual Report to Shareholders for the year ended December 31, 1994.

 21       Significant Subsidiaries of the Registrant.

 23       Consent of Ernst & Young LLP.

 27       Financial Data Schedule.

 99       Report of Independent Auditors on Financial Statement Schedule.





________________________________

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.