Form 10-Q
period 1995-03-25
ROADWAY SERVICES INC
filed 1995-04-28
CIK 701708

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the period ended                   March 25, 1995
                           ----------------------------------------------------

                                      OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

       For the transition period from                     to
                                     ---------------------  --------------------

                        Commission file number 0-10716

                            ROADWAY SERVICES, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Ohio                                       34-1365496
- ---------------------------------             ---------------------------------
  (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

 1077 Gorge Boulevard, P.O.Box 88, Akron, Ohio               44309-0088
- ----------------------------------------------           --------------------
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
The number of shares of common stock without par value outstanding as of April 21, 1995 was 39,071,192.

                                     INDEX

                             ROADWAY SERVICES, INC.
                                   FORM 10-Q
                          PERIOD ENDED MARCH 25, 1995


PART I - FINANCIAL INFORMATION
- ------------------------------

   Item 1.     Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets--March 25, 1995 and December 31, 1994

                   Condensed Statements of Consolidated Income--Twelve weeks ended March 25, 1995 and March 26, 1994

                   Condensed Statements of Consolidated Cash Flows--Twelve weeks ended March 25, 1995 and March 26, 1994

                   Notes to Condensed Consolidated Financial Statements

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION
- ---------------------------

   Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES
- ----------

PART I - FINANCIAL INFORMATION

ROADWAY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                               March 25,        December 31,
                                                                                 1995               1994
                                                                              ----------        ------------
                                                                                  (dollars in thousands)
                       ASSETS

Cash.................................................                         $   39,476          $   29,075
Marketable securities................................                              3,821               7,976
Accounts receivable..................................                            483,003             492,560
Prepaid expenses and supplies........................                             85,813              77,361
Deferred income taxes................................                             38,001              35,806
                                                                              ----------          ----------

   TOTAL CURRENT ASSETS..............................                            650,114             642,778

Carrier operating property...........................                          2,737,086           2,688,277
Less allowances for depreciation.....................                          1,514,325           1,478,560
                                                                              ----------          ----------

   TOTAL CARRIER OPERATING PROPERTY..................                          1,222,761           1,209,717

Cost in excess of net assets of businesses acquired..                             96,280              96,940
                                                                              ----------          ----------

                                                                              $1,969,155          $1,949,435
                                                                              ==========          ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable.....................................                         $  305,903          $  339,859
Salaries and wages...................................                            186,238             219,747
Short-term debt......................................                             85,800                   -
Other current liabilities............................                            144,242             137,479
                                                                              ----------          ----------

   TOTAL CURRENT LIABILITIES.........................                            722,183             697,085

Casualty claims payable after one year...............                            107,670             107,427
Future equipment repairs.............................                             27,868              26,639
Retiree medical......................................                             60,713              59,243
Deferred income taxes................................                             41,942              43,647
                                                                              ----------          ----------

   TOTAL LONG-TERM LIABILITIES.......................                            238,193             236,956

Common stock - 40,896,414 shares issued..............                             39,898              39,898
Additional capital...................................                             51,160              51,153
Earnings reinvested in the business..................                            970,635             978,459
                                                                              ----------          ----------

                                                                               1,061,693           1,069,510
Less cost of common stock in treasury - 1,432,000
 shares in 1995 and 1,477,000 shares in 1994.........                             52,914              54,116
                                                                              ----------          ----------

   TOTAL SHAREHOLDERS' EQUITY........................                          1,008,779           1,015,394
                                                                              ----------          ----------

                                                                              $1,969,155          $1,949,435
                                                                              ==========          ==========

See notes to condensed consolidated financial statements.

ROADWAY SERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)



                                                                                Twelve Weeks Ended
                                                                                  (First Quarter)
                                                                        --------------------------------
                                                                         March 25,              March 26,
                                                                           1995                  1994
                                                                        ----------             ----------
                                                                             (amounts in thousands,
                                                                              except per share data)

REVENUE..........................................                       $1,087,007             $1,023,740

OPERATING EXPENSES
  Salaries, wages and benefits...................                          572,115                550,355
  Purchased transportation.......................                          209,511                169,870
  Operating supplies and expenses................                          190,269                171,871
  Operating taxes and licenses...................                           29,373                 29,544
  Insurance and claims...........................                           25,884                 25,088
  Provision for depreciation.....................                           48,081                 47,833
  Net gain on sale of property...................                             (392)                    (9)
                                                                        ----------             ----------

    TOTAL OPERATING EXPENSES.....................                        1,074,841                994,552
                                                                        ----------             ----------

    OPERATING INCOME.............................                           12,166                 29,188

Other income (expense) - net.....................                           (1,229)                    26
                                                                        ----------             ----------

    INCOME BEFORE INCOME TAXES                                              10,937                 29,214

Provision for income taxes.......................                            5,086                 13,302
                                                                        ----------             ----------

      NET INCOME.................................                       $    5,851             $   15,912
                                                                        ==========             ==========

      NET INCOME PER SHARE.......................                       $      .15             $      .40
                                                                        ==========             ==========


    DIVIDENDS DECLARED PER SHARE.................                       $      .35             $      .35
                                                                        ==========             ==========

    AVERAGE SHARES OUTSTANDING...................                           39,434                 39,372
                                                                        ==========             ==========





See notes to condensed consolidated financial statements.

ROADWAY SERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CONSOLIDATED
  CASH FLOWS (UNAUDITED)


                                                                                   Twelve Weeks Ended
                                                                                     (First Quarter)
                                                                              ----------------------------
                                                                              March 25,            March 26,
                                                                                1995                 1994
                                                                              ---------            ---------
                                                                                 (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income.....................................                             $  5,851             $ 15,912
   Adjustments....................................                              (11,019)              21,214
                                                                                -------             --------

     NET CASH (USED IN) PROVIDED BY
          OPERATING ACTIVITIES....................                               (5,168)              37,126

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of carrier operating property........                              (64,070)             (28,095)
   Sales of carrier operating property............                                3,337                1,339
   Purchases of marketable securities.............                                    -               (1,477)
   Sales of marketable securities.................                                4,155               17,183
                                                                               --------             --------

     NET CASH USED IN INVESTING ACTIVITIES........                              (56,578)             (11,050)

CASH FLOWS FROM FINANCING ACTIVITIES

   Dividends paid.................................                              (13,653)             (13,646)
   Increase in short-term debt....................                               85,800                    -
                                                                               --------             --------

     NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES......................                               72,147              (13,646)
                                                                               --------             --------

     NET INCREASE IN CASH.........................                               10,401               12,430
     CASH AT BEGINNING OF YEAR....................                               29,075               27,628
                                                                               --------             --------

     CASH AT END OF FIRST QUARTER.................                             $ 39,476             $ 40,058
                                                                               ========             ========





See notes to condensed consolidated financial statements.

ROADWAY SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note A - Basis of Presentation
- ------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ended March 25, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1994.

Note B - Accounting Period
- --------------------------

The registrant operates on a 13 four-week period calendar with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.

Note C - Short-Term Debt
- ------------------------

At March 25, 1995, short-term debt included borrowings of $80 million under an unsecured $300 million Credit Agreement with several banks, which expires in March 1999. Interest on outstanding borrowings is based on various rates as defined in the agreement. This agreement, which was entered into by the registrant during the first quarter of 1995, contains restrictions on secured borrowings and requires the registrant to maintain a minimum level of consolidated net worth. Additional borrowings of $5.8 millon were outstanding at March 25, 1995 under an unsecured $25 million revolving line of credit. The weighted average interest rate on all borrowings during the first quarter was 6.5%. Due to the short-term nature of the debt, the outstanding balance approximated fair value.

Item 2.  Management's Discussion and Analysis of Financial Condition
- --------------------------------------------------------------------
         and Results of Operations
         -------------------------

Consolidated revenue for the first quarter ended March 25, 1995 increased $63,267,000 or 6.2% over revenue for the first quarter of 1994. At Roadway Express, the registrant's largest operating company, revenue declined 2.6% compared with the first quarter last year, primarily due to a reduction in business volumes. Total first quarter tonnage declined 5.8%, with daily LTL (less-than-truckload) tonnage declining 3.6%, based on 59 shipping days this year versus 60 days last year. Business volumes continue below the levels experienced by Roadway Express prior to the 24-day work stoppage in April 1994 by the International Brotherhood of Teamsters. The decline in revenue was also attributable to a slowing economy and intense price competition from other national carriers.

The largest increase in consolidated revenue was attributable to Roadway Package System, Inc. (RPS), the registrant's small package carrier. The Roadway Regional Group (RRG), consisting of Viking Freight System, Central Freight Lines, Spartan Express and Coles Express, also experienced an increase in quarterly revenue. In addition, operations at Roadway Global Air (RGA), the registrant's 18-month old worldwide air freight carrier, contributed to the 1995 revenue increase.

Operating expenses for the first quarter increased $80,289,000 or 8.1% over comparable 1994 levels. The majority of the increases resulted from higher business volumes at RPS, RRG, and RGA. Purchased transportation increased 23.3% in the first quarter of 1995, reflecting increased use of rail by Roadway Express and increased business levels at RPS and RGA. Operating expenses, which increased 16.6% at RRG, included investments in PRISM, a major reengineering and information technology project launched during 1994 that will continue for several years. At Roadway Express, operating expenses were .8% below first quarter 1994 levels, due primarily to the reduction in volume. As a result of reduced volume, fixed costs increased as a percent of revenue and variable costs were adversely affected by reduced line-haul load averages.

Operating income in the first quarter amounted to $12,166,000 or 58.3% below the first quarter of 1994. Other expense-net increased due to the reduction in marketable securities and the addition of short-term debt.

Net income declined from $.40 per share in 1994 to $.15 per share in 1995. Roadway Express lost $.01 per share in the quarter compared with a profit of $.14 per share last year. Earnings from the registrant s other operating units in the aggregate were also below last year but were close to plan. Earnings at RPS increased 10% from last year and exceeded plan. The loss at RGA was $.02 more than planned at $.38 per share compared with a loss of $.25 per share last year.

Roadway Express management will focus on regaining market share and aggressively managing costs. Among steps being taken to improve the competitive position of Roadway Express are its reengineered scheduled operations system which is now producing faster transit times and excellent on time performance and new metro to metro schedules which are competitive with regional carriers. Aggressive cost management includes curtailment of salaried staff positions to match current tonnage levels; refinements to the linehaul operations system to improve load averages and equipment utilization; and a reduction in capital expenditures.

RGA has entered into an agreement with American International Freight, Inc.
(AIF) of Ypsilanti, Michigan, a major cargo airline, which will result in service and cost improvements for RGA. Under the arrangement, RGA will lease a portion of its hub facility at Terre Haute, Indiana to AIF. Each company will purchase space on the other s aircraft. The air fleet available to RGA will increase from 13 to 23 all jet aircraft, increasing the extent of direct air coverage. In conjunction with the recent opening of 29 additional air logistics centers, RGA s overnight service will reach 75% of the U.S. population, up from 62% last year.

During the quarter, the registrant entered into two financing agreements to provide available funds on an as needed basis. One agreement provides a $25 million overnight cash management line of credit. The other consists of a $300 million Credit Agreement with several participating banks. Borrowings under financing agreements amounted to $85.8 million at the end of the first quarter. It is anticipated that borrowings will continue at least at this level through the remainder of 1995. It is anticipated that funds generated from future operating activities and financing sources currently in place will finance projected 1995 capital expenditures and provide adequate levels of working capital, funds for planned business expansion and other needs of the business. Total capital expenditures in 1995 are currently projected at approximately $385 million.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

(a)    Exhibits
       --------
       (I) Credit Agreement among Roadway Services, Inc., several lenders and Chemical Bank, dated as of March 24, 1995.

       (II) Financial Data Schedule

(b)    Reports on Form 8-K Filed During the First Quarter of 1995
       ----------------------------------------------------------
       A Form 8-K dated January 20, 1995 was filed under Item 5, Other Materially Important Events, to report certain important business information, and under Item 7, Financial Statements and Exhibits, to file Exhibit 10-Material contracts.

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ROADWAY SERVICES, INC.
                                    --------------------------------------
                                             (Registrant)


Date: April 27, 1995                By /s/     D. A. Wilson
     ----------------                 ------------------------------------
                                        D. A. Wilson, Senior Vice President-
                                        Finance and Planning, Secretary and
                                        Chief Financial Officer




Date: April 27, 1995                By /s/     Roy E. Griggs
     ----------------                 ------------------------------------
                                        Roy E. Griggs,
                                        Vice President and Controller