Form 10-Q
period 1995-06-17
ROADWAY SERVICES INC
filed 1995-07-19
CIK 701708

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


        For the period ended          June 17, 1995
                            --------------------------------

                                      OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


        For the transition period from            to
                                      ------------  -----------

                        Commission file number 0-10716

                            ROADWAY SERVICES INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     Ohio                                                34-1365496
- ----------------------------------          ------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

 1077 Gorge Boulevard, P.O.Box 88, Akron, Ohio                44309-0088
- ----------------------------------------------            -----------------
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

The number of shares of common stock without par value outstanding as of July 14, 1995 was 39,077,486.

                                    INDEX

                            ROADWAY SERVICES, INC.
                                  FORM 10-Q
                          PERIOD ENDED JUNE 17, 1995


PART I - FINANCIAL INFORMATION
- ------------------------------

        Item 1.  Financial Statements (Unaudited)


                Condensed Consolidated Balance Sheets--June 17, 1995 and December 31, 1994

                Condensed Statements of Consolidated Income--Twelve weeks and twenty-four weeks ended June 17, 1995 and June 18, 1994

                Condensed Statements of Consolidated Cash Flows--Twenty-four weeks ended June 17, 1995 and June 18, 1994

                Notes to Condensed Consolidated Financial Statements


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION
- ---------------------------

        Item 4.  Results of Votes of Security Holders

        Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES
- ----------

PART I - FINANCIAL INFORMATION


ROADWAY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                              June 17,       December 31,
                                                                1995            1994
                                                             ----------      ----------
                                                               (dollars in thousands)
                          ASSETS
Cash........................................................    $20,296         $29,075
Marketable securities.......................................      4,070           7,976
Accounts receivable.........................................    487,296         492,560
Prepaid expenses and supplies...............................     86,759          77,361
Deferred income taxes.......................................     36,708          35,806
                                                             ----------      ----------

   TOTAL CURRENT ASSETS.....................................    635,129         642,778

Carrier operating property..................................  2,829,643       2,688,277
Less allowances for depreciation............................  1,555,713       1,478,560
                                                             ----------      ----------

   TOTAL CARRIER OPERATING PROPERTY.........................  1,273,930       1,209,717

Cost in excess of net assets of businesses acquired.........     95,634          96,940
                                                             ----------      ----------

                                                             $2,004,693      $1,949,435
                                                             ==========      ==========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable............................................   $311,282        $339,859
Salaries and wages..........................................    193,775         219,747
Short-term debt.............................................    141,600               -
Other current liabilities...................................    125,098         137,479
                                                             ----------      ----------

   TOTAL CURRENT LIABILITIES................................    771,755         697,085

Casualty claims payable after one year......................    109,473         107,427
Future equipment repairs....................................     28,916          26,639
Retiree medical.............................................     62,183          59,243
Deferred income taxes.......................................     38,942          43,647
                                                             ----------      ----------

   TOTAL LONG-TERM LIABILITIES..............................    239,514         236,956

Common stock - 40,896,414 shares issued.....................     39,898          39,898
Additional capital..........................................     51,310          51,153
Earnings reinvested in the business.........................    954,952         978,459
                                                             ----------      ----------
                                                              1,046,160       1,069,510

Less cost of common stock in treasury - 1,426,000
 shares in 1995 and 1,477,000 shares in 1994................     52,736          54,116
                                                             ----------      ----------

   TOTAL SHAREHOLDERS' EQUITY...............................    993,424       1,015,394
                                                             ----------      ----------

                                                             $2,004,693      $1,949,435
                                                             ==========      ==========

See notes to condensed consolidated financial statements.

ROADWAY SERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (Unaudited)


                                                  Twelve Weeks Ended   Twenty-Four Weeks Ended
                                                   (Second Quarter)          (First Half)
                                                ---------------------   ----------------------
                                                 June 17,   June 18,    June 17,     June 18,
                                                  1995       1994        1995         1994
                                                 ------     ------      ------       ------
                                                (amounts in thousands, except per share data)
REVENUE........................................  1,097,387   $930,157   $2,184,394  $1,953,897

OPERATING EXPENSES
  Salaries, wages and benefits.................    580,516    501,426    1,152,631   1,051,781
  Purchased transportation.....................    210,729    190,310      420,240     36O,180
  Operating supplies and expenses..............    203,616    180,952      393,885     352,823
  0perating taxes and licenses.................     3O,229     25,802       59,6O2      55,346
  Insurance and claims.........................     25,897     24,282       51,781      49,370
  Provision for depreciation...................     49,863     48,9O4       97,944      96,737
  Net gain on sale of property.................        (61)      (353)        (453)       (362)
                                                ---------- ----------   ----------  ----------

    TOTAL OPERATING EXPENSES...................  1,100,789    971,323    2,175,630   1,965,875
                                                ---------- ----------   ----------  ----------

    OPERATING INCOME (LOSS)....................     (3,402)   (41,166)       8,764     (11,978)

Other income (expense)-net.....................        303        324         (926)        350
                                                ---------- ----------   ----------  ----------

    INCOME (LOSS) BEFORE INCOME TAXES..........     (3,099)   (40,842)       7,838     (11,628)

Provision (benefit) for income taxes...........     (1,097)   (19,116)       3,989      (5,814)
                                                ---------- ----------   ----------  ----------

      NET INCOME (LOSS)........................    $(2,002)  $(21,726)      $3,849     $(5,814)
                                                ========== ==========   ==========  ==========

      NET INCOME (L0SS) PER SHARE..............      $(.05)     $(.55)        $.10       $(.15)
                                                ========== ==========   ==========  ==========

  DIVIDENDS DECLARED PER SHARE.................       $.35       $.35         $.70        $.70
                                                ========== ==========   ==========  ==========

  AVERAGE SHARES OUTSTANDING...................     39,467     39,395       39,451      39,383
                                                ========== ==========   ==========  ==========




  See notes to condensed consolidated financial statements.

ROADWAY SERVICES INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED
  CASH FLOWS (Unaudited)

                                                                 Twenty-Four Weeks Ended
                                                                       (First Half)
                                                                --------------------------
                                                                June 17,          June 18,
                                                                  1995              1994
                                                                --------          --------
                                                                   (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss).......................................      $  3,849          $ (5,814)
  Adjustments.............................................        30,901           104,988
                                                                --------          --------

        NET CASH PROVIDED BY
                OPERATING ACTIVITIES......................        34,750            99,174

CASH FLOWS  FROM INVESTING ACTIVITIES

  Purchases of carrier operating property.................      (165,651)          (92,105)
  Sales of carrier operating property.....................         3,947             3,088
  Purchases of marketable securities......................             -           (11,330)
  Sales of marketable securities..........................         3,906            27,124
                                                                --------          --------

        NET CASH USED IN INVESTING ACTIVITIES.............      (157,798)          (73,223)

CASH FLOWS FROM FINANCING ACTIVITIES

  Dividends paid..........................................       (27,331)          (27,303)
  Increase in short-term debt-net.........................       141,600                 -
                                                                --------          --------

        NET CASH PROVIDED BY (USED IN)
                FINANCING ACTIVITIES......................       114,269           (27,303)
                                                                --------          --------

        NET DECREASE IN CASH..............................        (8,779)           (1,352)
        CASH AT BEGINNING OF YEAR.........................        29,075            27,628
                                                                --------          --------

        CASH AT END OF SECOND QUARTER.....................      $ 20,296          $ 26,276
                                                                ========          ========

See notes to condensed consolidated financial statements.

ROADWAY  SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation
- ------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles
for complete  financial  statements.    In the opinion  of  management, all
adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-four weeks ended June 17, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1994.

Note B - Accounting Period
- --------------------------

The registrant operates on a 13 four-week period calendar with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.


Note C - Short-Term Debt
- ------------------------

At June 17, 1995, short-term debt included borrowings of $140.0 million under an unsecured $300 million Credit Agreement with several banks, which expires in March 1999. Interest on outstanding borrowings is based on various rates as defined in the agreement. This agreement, which was entered into by the registrant during the first quarter of 1995, contains restrictions on secured borrowings and requires the registrant to maintain a minimum level of consolidated net worth. Additional borrowings of $1.6 million were outstanding at June 17, 1995 under an unsecured $25 million revolving line of credit. The weighted average interest rate on all borrowings during the second quarter was
6.6%.    Due  to  the short-term nature  of  the  debt,  the  outstanding balance approximated fair value.


Item 2.  Management's Discussion and Analysis of Financial Condition
- --------------------------------------------------------------------
         and Results of Operations
         -------------------------

Consolidated revenue for the second quarter ended June 17, 1995 increased $167.2 million or 18% over revenue for the same period in 1994. For the twenty-four weeks constituting the registrant's first half, revenue increased $230.5 million or 11.8% over 1994. Results for the second quarter a year ago were impacted by the 24-day work stoppage against Roadway Express in April 1994 by the Teamsters Union. The Teamsters strike reduced revenue for the second quarter of 1994 for Roadway Express by approximately $190 million. This reduction was largely offset by increased business volumes at all of the registrant's other operating companies, particularly the Roadway Regional Group
(RRG), Roadway Package System (RPS) and Roberts Express.

An intense pricing environment, especially in the national and regional less-than-truckload (LTL) markets, and a slowing economy, which has contributed to lower than anticipated volume levels, caused revenue to be below plan at all the registrant's operating companies except Roadway Logistics Systems (ROLS). At Roadway Express, the registrant's largest operating company, rate levels continued to decline in the quarter, and are currently below those of a year ago. Near the end of the quarter, LTL tonnage at Roadway was only 2.1% above last year's depressed post-strike levels, and total tonnage was down 1.2% as compared with the same period. Revenue at RPS was up 6.2% for the quarter over the second quarter a year ago. The RRG, consisting of Viking Freight System, Central Freight Lines, Spartan Express and Coles Express, posted revenues that were approximately 8% below last year's second quarter. As a result of the slowing economy, year over year revenue growth at the RRG is now estimated to be somewhat less than originally anticipated. Roadway Global Air (RGA) and ROLS continued to post strong revenue gains.

Second quarter 1995 operating expenses increased $129.5 million or 13.3% over comparable 1994 levels, while first half operating expenses were up $209.8 million or 10.7% above 1994 levels. The increase in operating expenses for the quarter was mostly attributable to Roadway Express, where meaningful comparison to last year's quarter is significantly impacted by the Teamsters strike in 1994. RPS, RGA, and ROLS experienced increased operating expenses resulting from higher business volumes. At Roadway Express, wages and benefits increased by 3.1% effective April 1, 1995, in accordance with the industry labor contract. Purchased transportation has risen due to increased use of rail by Roadway Express, and increased business volumes at RPS and RGA.

The net loss for the second quarter was $.05 per share compared to a $.55 per share loss in 1994, while the first half's net income of $.10 per share compared to a $.15 per share loss a year ago. A significant component of these poor results was a $.22 per share loss at Roadway Express during the quarter. Earnings from the registrant's other operating units in the aggregate were below last year, but were only slightly behind plan. RGA lost $.40 per share in the quarter compared with a $.38 per share loss in the first quarter and a loss of $.36 per share in the second quarter last year. The full year loss for RGA is still expected to be in the range of $1.30 to $1.50 per share, as estimated in January.

Roadway Express has implemented cost reductions, including the streamlining of its field management organization, which eliminated six of 25 geographic districts and one of five divisions, effective July 1. Salaries have been frozen, staff reductions have been made and discretionary expenses curtailed, while sales efforts are being fully supported. The actions taken, both short term and long term, to restore profitability at Roadway Express are the most stringent in at least 30 years. Costs for the realignment at Roadway Express, (along with the consolidation of Spartan Express' southern and central divisions into a single headquarters staff), totaled $.03 per share and are included in the second quarter results. Intense cost containment efforts will continue at all of our operating companies for the remainder of 1995. For the second half, unless freight rates continue to decline precipitously, Roadway Express should be able to operate profitably, permitting the registrant to at least earn $1.40 per share for 1995.

Borrowings under financing agreements amounted to $141.6 million at the end of the second quarter. It is anticipated that borrowings will continue to increase through the end of the third quarter, with some decline in the fourth quarter. It is anticipated that funds generated from future operating activities and financing sources currently in place will finance projected 1995 capital expenditures and provide adequate levels of working capital, funds for planned business expansion and other needs of the business. Total capital expenditures in 1995 are currently projected at approximately $385 million.

PART II - OTHER INFORMATION

Item 4. Results of Votes of Security Holders
- --------------------------------------------

On May 10, 1995, the registrant held its Annual Meeting of Shareholders at which the following directors were elected, receiving the number of votes set forth beside their names.

George B. Beitzel            32,766,534       G. James Roush            32,758,716
Richard A. Chenoweth         32,759,122       Daniel J. Sullivan        32,750,732
Joseph M. Clapp              32,757,459       William Sword             32,749,056
Norman C. Harbert            32,762,795       H. Mitchell Watson, Jr.   32,749,483
Charles R. Longsworth        32,755,883       Sarah Roush Werner        32,760,556
Robert E. Mercer             32,761,494

With respect to a shareholder proposal in favor of confidential voting, 5,615,842 votes were cast in favor of the proposal; 18,998,665 votes were cast against such proposal; 6,952,531 votes abstained; and there were 1,459,200 broker non-votes.

With respect to a shareholder proposal regarding executive compensation, 1,374,759 votes were cast in favor of the proposal; 23,121,209 votes were cast against such proposal; 7,071,070 votes abstained; and there were 1,459,200 broker non-votes.

With respect to the ratification of Ernst & Young as independent auditors, 32,701,761 votes were cast in favor of the proposal; 235,053 votes were cast against such proposal; and 89,424 votes abstained.

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------
(a) Exhibits
    --------

    (10) Roadway Services, Inc. Directors' Deferred Fee Plan (as Amended and Restated as of May 10, 1995)

    (27) Financial Data Schedule

(b) Reports on Form 8-K Filed During the Second Quarter of 1995--None
    -----------------------------------------------------------------

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    ROADWAY SERVICES, INC.
                                              ----------------------------------
                                                          (Registrant)


Date: July 19, 1995                           By D. A. Wilson
      -----------------                          -------------------------------
                                                 D. A. Wilson, Senior Vice
                                                 President- Finance and
                                                 Planning, Secretary and Chief
                                                 Financial Officer


Date: July 19,  1995                          By R. E. Griggs
      -----------------                          -------------------------------
                                                 Roy E. Griggs,
                                                 Vice President and Controller