Form 10-Q
period 1995-09-09
ROADWAY SERVICES INC
filed 1995-10-19
CIK 701708

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(MARK ONE)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the period ended              September 9, 1995
                          ------------------------------------------

                                      OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

      For the transition period from_____________________to____________________

                        Commission file number 0-10716

                            ROADWAY SERVICES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Ohio                                     34-1365496
-------------------------------         ---------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

1077 Gorge Boulevard, P.O. Box 88, Akron, Ohio          44309-0088
----------------------------------------------        --------------
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

The number of shares of common stock without par value outstanding as of October 6, 1995 was 39,069,269.

                                     INDEX

                             ROADWAY SERVICES, INC.
                                   FORM 10-Q
                         PERIOD ENDED SEPTEMBER 9, 1995


PART I - FINANCIAL INFORMATION
------------------------------

      Item 1.     Financial Statements (Unaudited)

                    Condensed Consolidated Balance Sheets--September 9, 1995 and December 31, 1994

                    Condensed Statements of Consolidated Income--Twelve weeks and thirty-six weeks ended September 9, 1995 and September 10, 1994

                    Condensed Statements of Consolidated Cash Flows--Thirty-six weeks ended September 9, 1995 and September 10, 1994

                    Notes to Condensed Consolidated Financial Statements

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION
---------------------------

      Item 5.     Other Information

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES
----------




                                     2 -

PART I - FINANCIAL INFORMATION


ROADWAY SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                                              September 9,      December 31,
                                                                                 1995               1994
                                                                              ----------        -----------
                                                                                 (dollars in thousands)
                       ASSETS

Cash.................................................                         $   35,310         $   29,075
Marketable securities................................                              1,906              7,976
Accounts receivable..................................                            513,051            492,560
Prepaid expenses and supplies........................                             87,668             77,361
Deferred income taxes................................                             37,093             35,806
                                                                              ----------         ----------

   TOTAL CURRENT ASSETS..............................                            675,028            642,778


Carrier operating property...........................                          2,890,528          2,688,277
Less allowances for depreciation.....................                          1,596,465          1,478,560
                                                                              ----------         ----------


   TOTAL CARRIER OPERATING PROPERTY..................                          1,294,063          1,209,717


Cost in excess of net assets of businesses acquired..                             95,042             96,940
                                                                              ----------         ----------

                                                                              $2,064,133         $1,949,435
                                                                              ==========         ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable.....................................                         $  326,786         $  339,859
Salaries and wages...................................                            191,408            219,747
Short-term debt......................................                            195,000                 --
Other current liabilities............................                            128,926            137,479
                                                                              ----------         ----------


   TOTAL CURRENT LIABILITIES.........................                            842,120            697,085

Casualty claims payable after one year...............                            110,025            107,427
Future equipment repairs.............................                             29,971             26,639
Retiree medical......................................                             63,653             59,243
Deferred income taxes................................                             36,460             43,647
                                                                              ----------         ----------


   TOTAL LONG-TERM LIABILITIES.......................                            240,109            236,956


Common stock - 40,896,414 shares issued..............                             39,898             39,898
Additional capital...................................                             51,310             51,153
Earnings reinvested in the business..................                            943,604            978,459
                                                                              ----------         ----------

                                                                               1,034,812          1,069,510
Less cost of common stock in treasury - 1,433,000
  shares in 1995 and 1,477,000 shares in 1994.........                            52,908             54,116
                                                                              ----------         ----------
   TOTAL SHAREHOLDERS' EQUITY........................                            981,904          1,015,394
                                                                              ----------         ----------

                                                                              $2,064,133         $1,949,435
                                                                              ==========         ==========

See notes to condensed consolidated financial statements.

ROADWAY SERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)



                                                                         Twelve Weeks Ended              Thirty-Six Weeks Ended
                                                                           (Third Quarter)                  (Three Quarters)
                                                                        ----------------------          --------------------------
                                                                         Sept. 9,     Sept. 10,           Sept. 9,     Sept. 10,
                                                                           1995         1994               1995          1994
                                                                         -------       -------            -------       ----------
                                                                        (amounts in thousands, except per share data)
REVENUE........................................                         $1,108,425      $1,091,507      $3,292,819      $3,045,404


OPERATING EXPENSES
  Salaries, wages and benefits.................                            587,870         587,216       1,740,501       1,638,997
  Purchased transportation.....................                            218,941         199,699         639,181         559,879
  Operating supplies and expenses..............                            190,406         181,242         584,291         534,065
  Operating taxes and licenses.................                             29,387          28,970          88,989          84,316
  Insurance and claims.........................                             24,446          23,111          76,227          72,481
  Provision for depreciation...................                             50,606          47,523         148,550         144,260
  Net gain on sale of property.................                             (1,077)           (299)         (1,530)           (661)
                                                                         ---------       ---------       ---------       ---------


    TOTAL OPERATING EXPENSES...................                          1,100,579       1,067,462       3,276,209       3,033,337
                                                                         ---------       ---------       ---------       ---------


    OPERATING INCOME...........................                              7,846          24,045          16,610          12,067


Other income (expense)-net.....................                               (710)          1,123          (1,636)          1,473
                                                                         ---------       ---------       ---------       ---------


    INCOME BEFORE INCOME TAXES ................                              7,136          25,168          14,974          13,540

Provision for income taxes.....................                              4,808          13,519           8,797           7,705
                                                                         ---------       ---------       ---------        --------


    NET INCOME.................................                         $    2,328      $   11,649      $    6,177      $    5,835
                                                                        ==========      ==========      ==========      ==========


    NET INCOME PER SHARE.......................                         $      .06      $      .30      $      .16      $      .15
                                                                        ==========      ==========      ==========      ==========


    DIVIDENDS DECLARED PER SHARE...............                         $      .35      $      .35      $     1.05      $     1.05
                                                                        ==========      ==========      ==========      ==========


    AVERAGE SHARES OUTSTANDING.................                             39,470          39,402          39,457          39,389
                                                                        ==========      ==========      ==========      ==========




         See notes to condensed consolidated financial statements.

ROADWAY SERVICES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED
  CASH FLOWS (UNAUDITED)



                                                                                   Thirty-Six Weeks Ended
                                                                                      (Three Quarters)
                                                                              ---------------------------------
                                                                              Sept. 9,                Sept. 10,
                                                                                1995                    1994
                                                                              --------                ---------
                                                                                    (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income.....................................                            $  6,177                $  5,835
   Adjustments....................................                              71,362                 169,035
                                                                              --------                ---------

      NET CASH PROVIDED BY
           OPERATING ACTIVITIES...................                              77,539                 174,870

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of carrier operating property........                            (238,134)               (160,338)
   Sales of carrier operating property............                               6,768                   4,922
   Purchases of marketable securities.............                                  --                  (2,894)
   Sales of marketable securities.................                               6,070                  41,115
                                                                              --------               ---------


      NET CASH USED IN INVESTING ACTIVITIES.......                            (225,296)               (117,195)


CASH FLOWS FROM FINANCING ACTIVITIES

   Dividends paid.................................                             (41,008)                (40,966)
   Increase in short-term debt-net................                             195,000                      --
                                                                               -------                --------


      NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES...................                             153,992                 (40,966)
                                                                              --------                --------


      NET INCREASE IN CASH........................                               6,235                  16,709
      CASH AT BEGINNING OF YEAR...................                              29,075                  27,628
                                                                              --------                ---------


      CASH AT END OF THIRD QUARTER................                            $ 35,310                $ 44,337
                                                                              ========                =========





See notes to condensed consolidated financial statements.

ROADWAY SERVICES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-six weeks ended September 9, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended December 31, 1994.

Note B - Accounting Period
--------------------------

The registrant operates on a 13 four-week period calendar with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.


Note C - Short-Term Debt
------------------------

At September 9, 1995, short-term debt included borrowings of $195.0 million under an unsecured $300 million Credit Agreement with several banks, which expires in March 1999. Interest on outstanding borrowings is based on various rates as defined in the agreement. This agreement, which was entered into by the registrant during the first quarter of 1995, contains restrictions on secured borrowings and requires the registrant to maintain a minimum level of consolidated net worth. No borrowings were outstanding at September 9, 1995 under an unsecured $25 million revolving line of credit. The weighted average interest rate on all borrowings during the third quarter was 6.5%. Due to the short-term nature of the debt, the outstanding balance approximated fair value.


Item 2.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations
         -------------------------

On August 23, 1995, the Board of Directors of Roadway Services, Inc. (RSI) announced a plan to spin off Roadway Express, Inc., its largest subsidiary, to create two separate, publicly traded companies. The plan is subject to approval of RSI shareholders, a favorable determination from the Internal Revenue Service as to the tax-free nature of the transaction or, at the option of the RSI Board, to receipt of an opinion from independent tax counsel to the same effect. The company expects the spin-off to be completed in early 1996. The financial statements of RSI and subsidiaries reflected in this Form 10-Q include the financial statements of Roadway Express for all periods presented.

Consolidated revenue for the third quarter ended September 9, 1995 increased $16.9 million or 1.5% over revenue for the same period in 1994. For the thirty-six weeks ended September 9, 1995 revenue increased $247.4 million or 8.1% over 1994 levels. The 1994 thirty-six week period included the adverse impact of the 24-day Teamsters strike in the second quarter against Roadway Express, when revenue was reduced by approximately $190 million.

Revenue growth continues to be behind plan at all operating companies, except ROLS, because of the sluggish economy and an intense pricing environment, especially in the national and regional less-than-truckload (LTL) markets. For the quarter, revenue at Roadway Express was $526.6 million compared with revenue of $542.7 million during the third quarter last year, a decline of 3.0%. Year-to-date revenue for 1995 was $1,570 million compared to $1,443 million for 1994. This year-to-date increase is primarily the result of depressed volume during

1994 due to the Teamsters strike previously mentioned. Third quarter tonnage for Roadway Express was down 0.1%, with less-than-truckload (LTL) tons up 1.8% and truckload tonnage down 7.6% compared with the third quarter a year ago. Excluding Roadway Express, revenue for the quarter was up $33.0 million or 6.0% over last year's third quarter levels. Revenue at Roadway Package System (RPS) was up 4.5% for the quarter over last year's third quarter. RPS was also the largest contributor to the year-to-date increase in revenue which resulted from package volume growth and the effects of the rate increase implemented in early 1995. The Roadway Regional Group (RRG), consisting of Viking Freight System, Central Freight Lines, Spartan Express and Coles Express, posted revenues that were 5.4% above last year's third quarter, with Central Freight Lines' (Central) revenue down 9.5% due in part to the impact of intrastate deregulation in Texas. Revenue for Roberts Express (Roberts) for the quarter was 16.0% below last year's third quarter. Roadway Global Air (RGA) and Roadway Logistics Systems (ROLS) continued to post strong revenue gains due to ongoing growth of their business. At RGA revenue was up 64.4% over last year's third quarter, but continues below plan primarily due to the shortfall in next day AM shipments.

Third quarter 1995 operating expenses increased $33.1 million or 3.1% over comparable 1994 levels, while year-to-date operating expenses were $242.9 million or 8.0% above 1994 levels. At Roadway Express, operating expenses for the quarter of $529.3 million, which includes the impact of a 3.1% increase in labor and benefits effective April 1, 1995 in accordance with the industry labor contract, were $3.6 million or 0.7% lower than last year's levels, which included the costs of the post-strike Performance Recovery Plan for Roadway Express supervisory personnel and most clerical employees which was implemented for the second half of 1994. Excluding Roadway Express, operating expenses increased $36.7 million or 6.9% due to higher business volumes at all operating companies except Central and Roberts during the quarter. The increase in operating expenses occurred despite higher than normal operating expenses having been incurred in 1994. As a result of Federal legislation enacted during 1994, the remaining asset values of intrastate operating rights of $5.8 million were charged to operating expenses and were included in the results for the thirty-six weeks ended September 10, 1994. Operating expenses in 1995 were also impacted by expenses related to an ongoing information technology project undertaken by RRG called PRISM. Purchased transportation continues to rise due to increased use of the rail by Roadway Express and increased business volumes at RPS and RGA.

Operating income for the third quarter of 1995 amounted to $7.8 million compared to $24 million in 1994. Roadway Express accounted for $12.5 million of the reduction in third quarter operating income. Operating income at RPS increased 4.7% for the quarter compared to 1994. Year-to- date operating income for 1995 was $16.6 million compared to $12.1 million for the comparable period in 1994.

Net income for the third quarter was $.06 per share compared to $.30 per share in 1994, while year-to-date net income of $.16 per share compared to $.15 per share a year ago. Significant components of the reduced earnings for the quarter were a $.10 per share loss at Roadway Express compared to net income of $.14 per share last year and a $.40 per share loss at RGA compared with a loss of .36 per share in 1994. Operating results at the RRG, primarily Central, also declined during the quarter. Year-to-date earnings at all RSI operating units, other than RPS and ROLS, declined in 1995. Net income at RPS increased 10.6% during the first thirty-six weeks of 1995. RGA's net loss increased despite growth in revenue because of increased costs for expanding RGA's infrastructure and transportation network and lower-than-expected demand for its next-day A.M. product. The year-to-date loss at RGA amounted to $1.18 per share compared to $.98 per share in 1994, with the full year loss at RGA expected to exceed the range of $1.30 to $1.50 per share anticipated at the beginning of the year. RRG realized a net loss for the thirty-six weeks in 1995 which represented a decline of $20.9 million in net income from the comparable period in 1994. RRG's net loss resulted primarily from costs incurred in connection with its PRISM project as well as intense discounting of rates in certain geographic areas.

During the balance of 1995, RSI expects freight volume to increase from the third quarter as a result of the normal seasonal nature of its businesses. Competitive discounting is expected to continue in the national and regional LTL markets with limited opportunity to improve rate levels. It is anticipated that the previously announced earnings estimate of $1.40 per share will not be achieved.

Borrowings under financing agreements amounted to $195.0 million at the end of the third quarter with total borrowings expected to decline in the fourth quarter. It is anticipated that funds generated from future operations and financing sources currently in place will finance projected 1995 capital expenditures and provide adequate levels of working capital, funds for planned business expansion and other needs of the business in the near future. Total capital expenditures in 1995 are currently projected at approximately $360 million.


PART II - OTHER INFORMATION

Item 5. Other Information
-------------------------

On October 4, 1995 the Board of Directors of the registrant elected Daniel J. Sullivan, 49, the current President and Chief Executive Officer, to the additional position of Chairman, replacing Joseph M. Clapp who announced his retirement as Chairman and a Director, effective immediately. Mr. Clapp will serve the registrant as Chairman Emeritus during 1996.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits
     --------
     (27)      Financial Data Schedule

(b)  Reports on Form 8-K Filed During the Third Quarter of 1995
     ----------------------------------------------------------

     A Form 8-K dated August 23, 1995 was filed under Item 5, Other Materially Important Events, to report the anticipated spin-off of Roadway Express, Inc. and the election of Daniel J. Sullivan as Chief Executive Officer.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ROADWAY SERVICES, INC.
                                        -----------------------------
                                                (Registrant)



Date: October 18, 1995                  By D. A. Wilson
     -------------------                  ------------------------------------
                                           D. A. Wilson, Senior Vice President-
                                           Finance and Planning, Secretary and
                                           Chief Financial Officer




Date: October 18, 1995                  By Roy E. Griggs
     -------------------                  ------------------------------------
                                           Roy E. Griggs,
                                           Vice President and Controller