Form 10-K405
period 1995-12-31
CALIBER SYSTEMS INC
filed 1996-03-14
CIK 701708

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(MARK ONE)
[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)
         For the fiscal year ended December 31, 1995
                                   -----------------
                                     OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)
         For the transition period from ________________ to _______________

         Commission file number 0-10716
                                -------

                             CALIBER SYSTEM, INC.
         -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Ohio                                                              34-1365496
         -------------------------------                                     --------------------------------
         (State or other jurisdiction of                                     (IRS Employer Identification No.)
         incorporation or organization)

         3560 W. Market Street, P.O. Box 5459, Akron, Ohio                                      44334-0459
         -------------------------------------------------                                      ----------
         (Address of principal executive offices)                                               (Zip Code)

         Registrant's telephone number, including area code (216) 665-5646
                                                            --------------

         Securities registered pursuant to Section 12(b) of the Act:
                                                                             Name of each exchange
               Title of each class                                           on which registered
                      None
         -------------------------------                                     --------------------------------

         Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock-without par value
         -----------------------------------------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 1996 was $917,790,000.

The number of shares of the issuer's common stock outstanding as of February 29, 1996 was 39,104,333.

                     DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference into Parts I and II.

Certain portions of the registrant's proxy statement for the annual meeting of shareholders to be held on May 8, 1996 are incorporated by reference into Part III.

PART I

Item 1. - Business.
-------   ---------

        The registrant, Caliber System, Inc. (formerly Roadway Services, Inc.), is a corporation organized under the laws of the State of Ohio in 1982 and is engaged through its subsidiaries in a broad range of transportation, logistics, and related information services. On December 14, 1995, the shareholders of the registrant approved the spin-off to the registrant's shareholders of approximately 95% of the stock of its wholly-owned subsidiary, Roadway Express, Inc., the registrant's national long haul, less-than-truckload (LTL) motor freight carrier. The spin-off was completed at the beginning of 1996. On November 6, 1995 the registrant announced plans to exit the air freight business served by Roadway Global Air, Inc., its worldwide air freight carrier. Additional information concerning the above transactions is set forth in the discussion contained on pages 4, 5 and 19, and pages 30 through 33 of the registrant's Annual Report to Shareholders for the year ended December 31, 1995, and is incorporated herein by reference. The registrant's remaining operations include a small-package carrier, a superregional freight carrier, a surface expedited carrier and a contract logistics provider. These operations provide services and solutions to meet customer requirements based upon shipment size, distance, time in transit, and distribution needs. The registrant conducts these operations principally through RPS, Inc. ("RPS", formerly Roadway Package System, Inc.), Viking Freight, Inc. ("Viking", formerly Viking Freight System, Inc.), Roberts Express, Inc. ("Roberts") and Caliber Logistics, Inc. ("Caliber Logistics", formerly Roadway Logistics Systems, Inc.).

        RPS serves customers in the small-package market throughout North America and between North America and Europe, focusing primarily on the business-to-business delivery of packages weighing up to 150 pounds. RPS provides service to 98% of the United States, and, through RPS, Ltd., its subsidiary, to 100% of Canada. RPS service extends to 27 European countries through a partnership with General Parcel Logistics GmbH. RPS also offers service offshore to Puerto Rico, Alaska and Hawaii via a ground/air network operation. RPS provides other specialized transportation services to meet specific customer requirements in the small-package market. RPS conducts its operations primarily with owner-operated vehicles and, in addition, owns over 7,000 trailers. United Parcel Service is the dominant carrier in the portion of the industry in which RPS competes. Competition focuses largely on providing economical pricing and dependable service.

        Viking is a superregional freight carrier, formed early in 1996 by the consolidation of the businesses of four regional carrier subsidiaries, Central Freight Lines Inc., Coles Express, Inc., Spartan Express, Inc., and Viking Freight System, Inc., with regional coverage across the country. Viking's primary business consists of handling shipments weighing less than 10,000 pounds each. Most of their shipments require less than the full cargo and/or weight capacity of a trailer and are more efficiently transported by sharing trailer capacity with other shipments. Viking operates a dedicated trucking network principally serving its core geographic markets with next-day and second-day freight service. In addition, national service is provided to meet specific customer requirements. With a fleet of over 20,000 trucks, tractors and trailers, Viking serves 91% of the U.S. population in all 50 states and Puerto Rico; it also serves Canada through an arrangement with Interlink Freight Systems, Inc. The freight industry is extremely competitive. High levels of competition and periodic industry overcapacity continue to result in aggressive discounting and narrow margins. Viking competes primarily with other regional freight carriers and, to a lesser extent, national freight and small-package carriers.

        Roberts is the largest surface expedited carrier in North America, providing critical needs shipping and transportation for emergency shipments. Roberts also provides similar service in Europe. Utilizing over 2,000 vehicles, Roberts delivers shipments within 15 minutes of the promised delivery time in 96% of all cases. In addition to time-critical delivery, Roberts offers White Glove Services(R), requiring specially equipped vehicles and highly trained teams to handle such items as electronics, medical equipment, radioactive materials, pressurized gases, trade show exhibits and works of art. Roberts transports freight through independent owner-operators.

        Caliber Logistics is a contract logistics provider with expertise across the entire supply chain, from inbound materials management through distribution to the final consumer. Services provided include transportation management, dedicated transportation, warehouse operations and management, just-in-time delivery programs (including light assembly and manufacturing), customer order processing, returnable container management, freight bill payment and auditing and other management services outsourced by its customers. Caliber Logistics operates in a relatively new business area and further vigorous competition is expected from existing competitors and new entrants.

        At the end of 1995, the registrant and its affiliates employed approximately 25,700 persons (on a full time equivalent basis) and utilized the services of approximately 10,500 independent contractors.

        All of the registrant's domestic motor carrier subsidiaries are subject to regulation by the United States Department of Transportation.

        The freight transportation industry is affected directly by the state of the overall economy. Seasonal fluctuations affect tonnage, revenues, and earnings, with the fall of each year being the busiest shipping period and the months of December and January the slowest.


Item 2. - Properties.
-------   -----------

Caliber System, Inc.
--------------------

        Corporate offices of the registrant and its information systems subsidiary, Caliber Technology, Inc. (formerly Roadway Information Technology, Inc.) are located in Akron, Ohio in leased facilities. Limited additional corporate office space is located in nearby leased facilities.

RPS, Inc.
---------

        As of December 31, 1995, RPS operated 339 terminals, including 23 hub facilities. Forty-six of the terminals, 19 of which are hub facilities, are owned; and 293 terminals, including the other four hub facilities, are leased, generally for terms of three years or less. Twelve of the terminals, including three hub facilities, are operated by RPS, Ltd., RPS' Canadian subsidiary. The 23 hub facilities are strategically located to cover the geographic area served by RPS. These facilities, averaging 97,500 square feet, range in size from 24,000 to 147,900 square feet.

        RPS' corporate offices and information and data centers are located in an approximately 350,000 square foot building owned by a subsidiary of the registrant in the Pittsburgh, Pennsylvania area.

Viking Freight, Inc.
--------------------

        As of December 31, 1995, Viking operated 221 terminals. Eighty-four of the terminals, with 4,450 loading spaces, are owned; and the remaining
137 terminals, with 3,128 loading spaces, are leased. The largest terminal facility, located in Dallas, Texas, has 525 loading spaces and is owned by the company. The company's general offices are located in leased facilities in San Jose, California.

Roberts Express, Inc.
-------------------------------------

        Roberts' general offices are located in Akron, Ohio in owned facilities. Roberts does not use terminal facilities in its business.

Caliber Logistics, Inc.
-----------------------

        Caliber Logistics' general offices are located in Hudson, Ohio in leased facilities.

Item 3. - Legal Proceedings.
-------   ------------------

        The registrant is involved in various lawsuits arising in the ordinary course of its business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the financial condition or results of operations of the registrant.


Item 4. - Submission of Matters to a Vote of Security Holders.
-------   ----------------------------------------------------

        On December 14, 1995, the registrant held a special meeting of shareholders at 901 Lakeside Ave., Cleveland, Ohio. The purpose of the meeting was to vote on the proposals recommended by the Board of Directors to approve the following:

Proposal One: The distribution by the registrant of at least 95% of the outstanding shares of common stock of Roadway Express, Inc. ("REX"), a then wholly-owned subsidiary of the registrant to the shareholders of record on December 29, 1995, on the basis of one share of common stock of REX for each two shares of common stock of the registrant. The results of the vote on Proposal One were as follows:


                        For                  Against             Abstain                Broker-Non-votes
                    ----------               -------              ------                ----------------
                    27,232,978               163,328              83,355                   1,581,301


Proposal Two: An amendment to the Amended Articles of Incorporation of the registrant changing the name of the registrant to "Caliber System, Inc." The results of the vote on Proposal Two were as follows:



                        For                  Against             Abstain                Broker-Non-votes
                    ----------               -------              ------                ----------------
                    28,724,960               252,503              83,499                      -0-


Proposal Three: The adoption by REX, then a wholly-owned subsidiary of the registrant, of the REX Management Incentive Stock Plan. The results of the vote on Proposal Three were as follows:


                        For                  Against             Abstain                Broker-Non-votes
                    ----------               -------              ------                ----------------
                    27,461,069               895,000             704,857                       36

Executive Officers of the Registrant.
-------------------------------------

Name and Age                            Present Positions and Recent Business Experience
------------                            ------------------------------------------------
Donald C. Brown                         Vice President-Human Resources since January 1996; previously he served as Vice
                                        President-Corporate Support Services during 1995; Assistant Controller from January 1992 through 1994; and Assistant to Vice President and Controller from December 1990 through
                                        1991.  Age 40.


John P. Chandler                        Vice President and Treasurer since January 1996; previously he served as Vice
                                        President-Administration and Treasurer from January 1994 through 1995; Vice
                                        President-Administration during 1993; and President of Roadway Package System, Inc. from
                                        July 1990 to December 1992.  Age 52.


Kathryn W. Dindo                        Vice President and Controller since January 1996; previously she served as Assistant
                                        Controller from August 1994 through 1995; previous to employment with the registrant, she was a partner with Ernst & Young LLP since 1985.  Age 46.


Douglas G. Duncan                       Vice President-Corporate Marketing since January 1996; previously he served as Vice
                                        President-Special Assignment from September 1995 through December 1995; previously he was
                                        Vice President-Sales for Roadway Express, Inc. since January 1991.  Age 44.


Jonathan T. Pavloff                     Vice President-Corporate Planning since February 1991; previously he served as
                                        President of Caliber Technology, Inc., a registrant owned management information subsidiary, from 1989 to February 1991. Age 46.


Daniel J. Sullivan                      Director since August 1990, President and Chief Executive Officer since August 1995;
                                        and Chairman since October 1995; previously he served as President and Chief Operating
                                        Officer from January 1994 to August 1995; Senior Vice President and President-National
                                        Carrier Group during 1993; Vice President and President-National Carrier Group during 1992;
                                        Vice President and Group Executive from July 1990 through 1991; and President of RPS, Inc.
                                        through June 1990.  Age 49.


D. A. Wilson                            Senior Vice President-Finance and Planning, Secretary and Chief Financial Officer
                                        since January 1994; previously he  served as Senior Vice President-Finance and Planning and
                                        Secretary during 1993 and as Vice President-Finance and  Secretary from 1989 through 1992.
                                        Age 51.



Officers are elected to serve on a calendar year basis except for the Chairman, President, Treasurer and Secretary, who are elected for an annual term following the annual meeting of shareholders. No family relationships exist between any of the executive officers named above or between any executive officer and any director of the registrant.

                                   PART II


Item 5. - Market for Registrant's Common Equity and Related Stockholder
-------   -------------------------------------------------------------
          Matters.
          --------

        In response to the information called for by this Item, the material set forth under the heading "Common Stock and Dividends" on page 39 of the registrant's Annual Report to Shareholders for the year ended December 31, 1995, is incorporated herein by reference.


Item 6. - Selected Financial Data.
-------   ------------------------

        In response to the information called for by this Item, the historical data set forth for the years 1995, 1994, 1993, 1992 and 1991, and Notes (1), (2) and (3) on pages 42 and 43 of the registrant's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated herein by reference.


Item 7. - Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations.
          ----------------------

        In response to the information called for by this Item, the material set forth on pages 19 through 22 of the registrant's Annual Report to Shareholders for the year ended December 31, 1995, is incorporated herein by reference.


Item 8. - Financial Statements and Supplementary Data.
-------   --------------------------------------------

        The consolidated financial statements of the registrant and its subsidiaries set forth on pages 24 through 38 and the Report of Independent Auditors on page 23 of the registrant's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated herein by reference.

        The material set forth under the heading "Summary of Quarterly Results of Operations" on page 40 and 41 of the registrant's Annual Report to Shareholders for the year ended December 31, 1995, is incorporated herein by reference.

Item 9. - Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure.
          ---------------------

        None.

                                   PART III

Item 10. - Directors and Executive Officers of the Registrant.
--------   ---------------------------------------------------

        In response to the information called for by Item 401 of Regulation S-K with respect to directors of the registrant, the material set forth under the heading "Information About Nominees for Directors" in the registrant's proxy statement for the annual meeting of shareholders to be held on May 8, 1996, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission, is incorporated herein by reference.

        In response to the information called for by Item 401 of Regulation S-K with respect to executive officers of the registrant, the material set forth under the heading "Executive Officers of the Registrant" in Part I of this Form 10-K Annual Report for the year ended December 31, 1995, is incorporated herein by reference.


Item 11. - Executive Compensation.
--------   -----------------------

        In response to the information called for by this Item with respect to directors of the registrant, the material set forth under the heading "Director Compensation" in the registrant's proxy statement for the annual meeting of shareholders to be held on May 8, 1996, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission, is incorporated herein by reference.

        In response to the information called for by this Item with respect to executive officers of the registrant, the material set forth under the heading "Executive Compensation and Shareholdings by Executive Officers" in the registrant's proxy statement for the annual meeting of shareholders to be held on May 8, 1996, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission, is incorporated herein by reference.

Item 12. - Security Ownership of Certain Beneficial Owners and Management.
--------   ---------------------------------------------------------------

        In response to the information called for by this Item, the material set forth under the heading "Principal Holders of Company Common Stock on February 29, 1996," including the notes thereto; the material set forth under the heading "Information About Nominees for Directors," including the notes thereto; and the material set forth under the heading "Ownership of Company Common Stock by Management," including the notes thereto, in the registrant's proxy statement for the annual meeting of shareholders to be held on May 8, 1996, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission, is incorporated herein by reference.


Item 13. - Certain Relationships and Related Transactions.
--------   -----------------------------------------------

        None.

                                   PART IV

Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------   -----------------------------------------------------------------

        (a)(1) and (2)  List of Financial Statements and Financial Statement
                        Schedules--The response to this portion of Item
                        14 is submitted as a separate section of this report.


           (3) Exhibit Index--The response to this portion of Item 14 is submitted as a separate section of this report.

        (b) Reports on Form 8-K Filed in the Fourth Quarter of 1995--A report on Form 8-K dated November 17, 1995 was filed under:

               * Item 2, Acquisition or Disposal of Assets. - Announced plans to exit the air freight business served by its subsidiary Roadway Global Air, Inc. and to sell certain related assets.

               * Item 7, Financial Statements, Pro Forma Financial Information
                 and Exhibits.-

                 The following pro forma financial information was incorporated by reference to note (b) on page 32 and to pages 33 through 38 of the registrant's Proxy Statement for the Special Meeting of Shareholders held on December 14, 1995.

                 Roadway Services, Inc. Pro Forma Condensed Financial
                 Statements:

                    * Unaudited Pro Forma Condensed Balance Sheet, September 9, 1995

                    * Unaudited Pro Forma Statement of Consolidated Income, Thirty-Six Weeks Ended September 9, 1995

                    * Unaudited Pro Forma Statement of Consolidated Income, Year Ended December 31, 1994

                    * Unaudited Pro Forma Statement of Consolidated Income, Thirty-Six Weeks Ended September 10, 1994

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

                                        CALIBER SYSTEM, INC.

Date March 12, 1996                     By /s/ Daniel J. Sullivan
     --------------                        -------------------------------------
                                           Daniel J. Sullivan, Chairman,
                                           President and Chief Executive Officer


Date March 12, 1996                     By /s/ D. A. Wilson
     --------------                        -------------------------------------
                                           D. A. Wilson, Senior Vice President-
                                           Finance and Planning, Secretary
                                           and Chief Financial Officer


Date March 12, 1996                     By /s/ Kathryn W. Dindo
     --------------                        -------------------------------------
                                           Kathryn W. Dindo,
                                           Vice President and Controller

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        CALIBER SYSTEM, INC.

Date March 12, 1996                     By /s/ G. B. Beitzel
     --------------                        -------------------------------------
                                           G. B. Beitzel, Director


Date March 12, 1996                     By /s/ R. A. Chenoweth
     --------------                        -------------------------------------
                                           R. A. Chenoweth, Director


Date March 12, 1996                     By /s/ Charles R. Longsworth
     --------------                        -------------------------------------
                                           Charles R. Longsworth, Director


Date March 12, 1996                     By /s/ Daniel J. Sullivan
     --------------                        -------------------------------------
                                           Daniel J. Sullivan, Director


Date March 12, 1996                     By H. Mitchell Watson, Jr.
     --------------                        -------------------------------------
                                           H. Mitchell Watson, Jr., Director

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(a) (1) AND (2), AND 14(d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 31, 1995

                              CALIBER SYSTEM, INC.

                                  AKRON, OHIO

FORM 10-K--ITEM 14(a) (1) AND (2)

CALIBER SYSTEM, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements, included in the registrant's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference in Item 8:

        Consolidated Balance Sheets--December 31, 1995 and 1994--pages 24 and 25 Statements of Consolidated Income--Years ended December 31, 1995, 1994 and 1993--page 26
        Statements of Consolidated Cash Flows--Years ended December 31, 1995,
           1994 and 1993--page 27
        Statements of Consolidated Shareholders' Equity--Years ended December
           31, 1995, 1994 and 1993--pages 28 and 29
        Notes to Consolidated Financial Statements--December 31, 1995--pages 30 through 38

The following consolidated financial statement schedule of Caliber System, Inc. and subsidiaries is included in Item 14(d):

        Schedule II-Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                              CALIBER SYSTEM, INC.

                  Years Ended December 31, 1995, 1994 and 1993

                             (dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------------
     COL.A                       COL.B                                COL.C                       COL.D                    COL.E
------------------------------------------------------------------------------------------------------------------------------------
                                                                    ADDITIONS
 DESCRIPTION                 BALANCE AT BEGINNING         ------------------------------------   DEDUCTIONS-DESCRIBE  BALANCE AT END
                                   OF PERIOD                    (1)                 (2)                                  OF PERIOD


                                                          CHARGED TO COST     CHARGED TO OTHER
                                                             AND EXPENSES     ACCOUNTS-DESCRIBE
------------------------------------------------------------------------------------------------------------------------------------
1995
Reserve related to
      discontinuance of RGA         $   -                    $64,925             $   -            $14,991  (A)            $49,934

Allowance for uncollectible
      accounts                      $ 9,639                  $12,737             $   -            $ 9,790  (C)            $12,586



1994
 Allowance for uncollectible
      accounts     (B)              $ 6,891                  $ 9,274             $   -            $ 6,526  (C)            $ 9,639


1993
 Allowance for uncollectible
      accounts     (B)              $ 4,460                  $ 7,225             $  486  (D)      $ 5,280  (C)            $ 6,891


(A)   Charges against reserve.

(B) Restated to reflect the spin-off of Roadway Express, Inc. and exit from the air freight business served by Roadway Global Air, Inc. (RGA).

(C)   Uncollectible accounts written off, net of recoveries.

(D)   Additions from business acquisition.



                                                                  EXHIBIT INDEX
3.1      Second Amended Articles of  Incorporation of the Registrant.

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

10.1     Distribution Agreement between Roadway Services, Inc. and Roadway Express, Inc. dated December 29, 1995 (filed as Exhibit
         10.1 to the Registrant's Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

10.2*    Roadway Services, Inc. Long-Term Stock Award Incentive Plan (as Amended and Restated December 1992) (filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

10.3*    Restricted Book Value Shares Plan for Roadway Services, Inc. and Certain Operating Companies (as Amended and Restated as of
         January 13, 1994) (filed as Exhibit 4(c) to Post-Effective Amendment No. 3 to Registration Statement No. 33-44502, and
         incorporated herein by reference).

10.4*    Roadway Services, Inc. Directors' Deferred Fee Plan (as Amended and Restated as of  May 10, 1995) (filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q dated July 19, 1995, and incorporated herein by reference).

10.5*    Roadway Services, Inc. 1994 Nonemployee Directors' Stock Plan (filed as Exhibit 10.4 to the Registrant's Annual Report on
         Form 10-K for the fiscal year ended December 31, 1994, and incorporated herein by reference).

10.6*    Roadway Services, Inc. Retirement Plan for Nonemployee Directors (as Amended as of February 10, 1993) (filed as Exhibit
         10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

10.7*    Written description of Officers' Incentive Compensation Plan.





__________________________________

*    Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

                                                            EXHIBIT INDEX (CONTINUED)
10.8(a)*         Roadway Services, Inc. Excess Plan effective January 1, 1993 (filed as Exhibit 10.7(a) to the Registrant's Annual
                 Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).

10.8(b)*         Roadway Services, Inc. 401(a)(17) Benefit Plan effective January 1, 1993 (filed as Exhibit 10.7(b) to the
                 Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by reference).

10.8(c)*         Roadway Services, Inc. Administrative Document for Excess Plan and 401(a)(17) Benefit Plan effective January 1,
                 1993 (filed as Exhibit 10.7(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1993, and incorporated herein by reference).

10.9(a)          Credit Agreement among Roadway Services, Inc., Several Lenders and Chemical Bank dated as of March 31, 1994
                 (filed as Exhibit 10 to the Registrant's Current Report on Form 8-K dated January 17, 1995, and incorporated herein by reference).

10.9(b)          Form of First Amendment and Waiver to Credit Agreement among Roadway Services, Inc., the several banks and other financial institutions parties thereto and Chemical Bank, as agent for the lenders, dated as of September 29, 1995
                 (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated January  18, 1996, and incorporated herein by reference).

13               Annual Report to Shareholders for the year ended December 31, 1995.

21               Significant Subsidiaries of the Registrant.

23               Consent of  Ernst & Young LLP.

27               Financial Data Schedule.





__________________________________

*    Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.
