Form 10-Q
period 1996-03-23
CALIBER SYSTEM INC
filed 1996-05-06
CIK 701708

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(MARK ONE)


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


     For the period ended          March 23, 1996
                         ---------------------------------

                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


     For the transition period from                     to
                                   ---------------------  --------------------

                         Commission file number 0-10716


                              CALIBER SYSTEM, INC.
- --------------------------------------------------------------------------------
               (Exact name of company as specified in its charter)


            Ohio                                          34-1365496
- -------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


3560 West Market Street, P.O. Box 5459, Akron, Ohio              44334-0459
- ---------------------------------------------------              ----------
(Address of principal executive offices)                         (Zip Code)

     Company's telephone number, including area code is (330) 665-5646


Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                  Yes  x    No
                                                     -----    -----

The number of shares of common stock without par value outstanding as of April 19, 1996 was 39,188,517.

                                      INDEX

                              CALIBER SYSTEM, INC.
                                    FORM 10-Q
                           PERIOD ENDED MARCH 23, 1996


PART I - FINANCIAL INFORMATION
- ------------------------------

     Item 1.   Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets--March 23, 1996 and December 31, 1995

               Condensed Statements of Consolidated Income--Twelve weeks ended March 23, 1996 and March 25, 1995

               Condensed Statements of Consolidated Cash Flows--Twelve weeks ended March 23, 1996 and March 25, 1995

               Notes to Condensed Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION
- ---------------------------

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES
- ----------

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
CALIBER SYSTEM, INC.

                                                         March 23,         December 31,
                                                           1996                1995
                                                           ----                ----
                                                            (dollars in thousands)
                       ASSETS

Cash and cash equivalents............................   $   14,313         $     34,908
Accounts receivable..................................      292,369              273,124
Prepaid expenses and supplies........................       78,112               66,630
Deferred income taxes................................       36,986               27,562
                                                        ----------           ----------
   TOTAL CURRENT ASSETS..............................      421,780              402,224

Property and equipment...............................    1,495,568            1,474,934
Less allowances for depreciation.....................      636,376              617,587
                                                        ----------           ----------

   TOTAL PROPERTY AND EQUIPMENT......................      859,192              857,347

Cost in excess of net assets of businesses acquired..       89,162               89,761
Other assets.........................................       38,156               39,938
                                                        ----------           ----------

   TOTAL OTHER ASSETS................................      127,318              129,699
                                                        ----------           ----------

   TOTAL ASSETS......................................   $1,408,290           $1,389,270
                                                        ==========           ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable.....................................   $  213,931           $  219,406
Salaries and wages...................................       67,075               74,790
Short-term debt......................................      235,400              197,500
Other current liabilities............................       54,735               63,663
                                                        ----------           ----------

   TOTAL CURRENT LIABILITIES.........................      571,141              555,359

Self-insurance accruals..............................       39,370               39,832
Deferred income taxes................................       58,587               57,778
                                                        ----------           ----------

   TOTAL LONG-TERM LIABILITIES.......................       97,957               97,610

Common stock - 40,896,414 shares issued..............       39,898               39,898
Additional capital...................................       50,404               51,322
Earnings reinvested in the business..................      699,385              696,803
                                                        ----------           ----------

                                                           789,687              788,023
Less cost of common stock in treasury - 1,353,000
 shares in 1996 and 1,394,000 shares in 1995.........       50,495               51,722
                                                        ----------           ----------

   TOTAL SHAREHOLDERS' EQUITY........................      739,192              736,301
                                                        ----------           ----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........   $1,408,290           $1,389,270
                                                        ==========           ==========


See notes to condensed consolidated financial statements.

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
CALIBER SYSTEM, INC.




                                                                                  Twelve Weeks Ended
                                                                                    (First Quarter)
                                                                           ---------------------------------
                                                                           March 23,              March 25,
                                                                              1996                   1995
                                                                           ---------              ----------
                                                                                (amounts in thousands,
                                                                                 except per share data)

REVENUE..........................................                          $  582,074             $  543,469

OPERATING EXPENSES
  Salaries, wages and benefits...................                             230,023                210,952
  Purchased transportation.......................                             166,491                155,020
  Operating supplies and expenses................                             110,795                 92,509
  Operating taxes and licenses...................                              12,043                 11,183
  Insurance and claims...........................                              11,194                 12,049
  Provision for depreciation.....................                              33,347                 28,284
                                                                           ----------             ----------

    TOTAL OPERATING EXPENSES.....................                             563,893                509,997
                                                                           ----------             ----------

    OPERATING INCOME.............................                              18,181                 33,472

Other (expense) income, net......................                              (1,232)                 1,709
                                                                           ----------              ---------

      INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES..........................                            16,949                 35,181

Provision for income taxes.......................                               7,328                 13,651
                                                                           ----------             ----------

      INCOME FROM CONTINUING OPERATIONS............                             9,621                 21,530

      LOSS FROM DISCONTINUED OPERATIONS, NET OF
         INCOME TAXES...............................                              -                  (15,679)
                                                                           ----------            -----------

      NET INCOME...................................                        $    9,621            $     5,851
                                                                           ==========            ===========

EARNINGS (LOSS) PER SHARE
    Income from continuing operations............                          $     0.24            $      0.54
    Loss from discontinued operations............                                 -                    (0.39)
                                                                           ----------            -----------

    NET INCOME...................................                          $     0.24            $      0.15
                                                                           ==========            ===========

DIVIDENDS DECLARED PER SHARE.....................                          $     0.18            $      0.35
                                                                           ==========            ===========

AVERAGE SHARES OUTSTANDING.......................                              39,505                 39,434
                                                                           ==========            ===========





See notes to condensed consolidated financial statements.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
CALIBER SYSTEM, INC.

                                                                                        Twelve Weeks Ended
                                                                                         (First Quarter)
                                                                                 ------------------------------
                                                                                 March 23,            March 25,
                                                                                   1996                 1995
                                                                                 ---------            ---------
                                                                                      (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

   Income from continuing operations..............                               $   9,621             $  21,530
   Adjustments....................................                                  (6,601)                1,478
                                                                                 ---------             ---------
     NET CASH PROVIDED BY
          OPERATING ACTIVITIES....................                                   3,020                23,008

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of property and equipment............                                 (37,830)              (52,630)
   Sales of property and equipment................                                   3,331                   781
   Net advances to discontinued operations........                                 (14,277)              (59,600)
                                                                                 ---------             ---------
     NET CASH USED IN INVESTING ACTIVITIES........                                 (48,776)             (111,449)

CASH FLOWS FROM FINANCING ACTIVITIES

   Dividends paid.................................                                 (13,671)              (13,653)
   Dividends received from discontinued operations                                     -                   7,500
   Increase in short-term debt, net...............                                  37,900                85,800
                                                                                 ---------             ---------

     NET CASH PROVIDED BY
        FINANCING ACTIVITIES......................                                  24,229                79,647
                                                                                 ---------             ---------
     CASH FLOWS USED IN
        CONTINUING OPERATIONS.....................                                 (21,527)               (8,794)

     CASH FLOWS PROVIDED BY
        DISCONTINUED OPERATIONS...................                                     932                12,903
                                                                                 ---------             ---------

     NET (DECREASE) INCREASE IN CASH
        AND CASH EQUIVALENTS......................                                 (20,595)                4,109

     CASH AND CASH EQUIVALENTS
        AT BEGINNING OF YEAR......................                                  34,908                14,780
                                                                                 ---------             ---------
     CASH AND CASH EQUIVALENTS
        AT END OF FIRST QUARTER...................                               $  14,313             $  18,889
                                                                                 =========             =========


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CALIBER SYSTEM, INC.


Note A - Basis of Presentation
- ------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ended March 23, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

First quarter amounts for 1995 have been restated to reflect the spin-off of Roadway Express, Inc. and the exit from the air freight business served by Roadway Global Air, Inc. during 1995 which are reflected as discontinued operations. During 1995, certain costs were estimated and recognized in connection with the discontinuance of these businesses. Although actual results could differ from these estimates, it is management's opinion that significant adjustments to these estimates are not currently required.

For further information, refer to consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1995.

Note B - Accounting Period
- --------------------------

The company operates on a 13 four-week period calendar with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.


Item 2.  Management's Discussion and Analysis of Financial Condition
- --------------------------------------------------------------------
         and Results of Operations
         -------------------------

Consolidated revenue for the first quarter ended March 23, 1996 amounted to $582.1 million, an increase of $38.6 million or 7.1% over first quarter 1995 revenue of $543.5 million. Although revenue increased at all operating units except Roberts Express (Roberts), first quarter revenues were impacted by severe winter weather, including flooding in the northwest, a soft economy and declining rate levels. Revenue at RPS, the company's small-package carrier, increased to $287.7 million or 0.6% over first quarter 1995. Package volume was below first quarter 1995 levels due primarily to the weather and the economy, particularly in the retail sector. Although rates at RPS improved slightly over 1995 levels, a portion of the February rate increase has not been retained due to aggressive discounting in the small-package market. Revenues at Viking Freight (Viking), the company's superregional carrier amounted to $211.3 million, an increase of 13.6% over first quarter 1995. This increase came from higher volume from existing customers, as well as new customers attracted by the consolidation of the company's former regional carrier group. Rate levels at Viking were below first quarter 1995 levels due to continued discounting and overcapacity in the industry. Rates currently appear to be stabilizing. Caliber Logistics revenue increased 49.2% for the first quarter of 1996 compared to 1995, reflecting increased penetration of the logistics market. Roberts, the company's expedited carrier, experienced a revenue decline of 9.3% due principally to the sluggish economy.

Total operating expenses increased $53.9 million or 10.6% over the first quarter 1995. This increase resulted primarily from higher business volumes at Viking and Caliber Logistics, which reported operating expense increases of 16.9% and 51.2%, respectively. Operating supplies and expenses at Viking were impacted not only by volume growth but also by the consolidation costs associated with the conversion of four regional freight carriers to a common operating system and standardization of business practices among the regional operating units, a process that continues. Operating expenses increased 3.6% at RPS due primarily to the impact of the winter weather and increased fixed costs resulting from the company's continuing expansion. The decline in insurance and claims related expenses of 7.1% in the first quarter 1996 is attributable to on-going claims management and safety-related programs. Depreciation expense increased 17.9% over first quarter 1995 levels due to continuing expansion at RPS, and continuing investments in technology and systems development primarily at RPS and Viking.

Operating income amounted to $18.2 million for the first quarter 1996 compared to $33.5 million for 1995 and operating margins declined from 6.2% to 3.1%. Despite stringent cost controls at RPS, operating income decreased 23.6% from the first quarter 1995. In addition to the weather, RPS was negatively impacted by lower than planned volume and increased fixed costs from expansion. Viking's operating margins were impacted by lower rates, consolidation costs, and to a lesser extent weather, resulting in an increased operating loss of $7 million over 1995.

The change in other expense, net, reflected additional interest expense (net of amounts capitalized) of $1.5 million over first quarter 1995 levels and the loss of interest income from discontinued operations, which amounted to $1.8 million for the first quarter of 1995.

Income taxes were 43.2% of pre-tax income for the first quarter 1996 which approximated the effective tax rate for the year ended December 31, 1995. This rate exceeded the U.S. federal statutory rate due primarily to state income taxes and non-deductible operating costs.

Discounting and the effects of overcapacity in the industry are expected to continue throughout the remainder of 1996 causing industry margins to remain under pressure. Although first quarter package volume at RPS was below plan, the company expects an increase in current year revenue and operating income at RPS through expanded service offerings and effective cost controls. By the end of June, 1996 RPS will open 32 new terminals, extending service to 100% of the U.S. population. RPS is also investing in state-of-the-art package handling equipment and technology and increasing its penetration of the overnight ground delivery market. The consolidation efforts at Viking are on target and are expected to be completed by the end of 1996. Operating losses at Viking for the current year are now expected to approximate $35 million with the majority of this loss being incurred in the first half of 1996. All operating units will continue to strengthen their respective service channels for customers wanting to work with individual carriers for specific services and products, while the company also directs significant resources to meeting customer requirements for blended transportation, logistics and related information services.

Net cash provided by operating activities of $3 million was not sufficient to fund net property additions of $34.5 million and dividends of $13.7 million, requiring the company to incur outside borrowings. Borrowings under financing agreements amounted to $235.4 million at the end of the first quarter. The company believes it will be able to arrange financing through a combination of new and existing sources that, together with cash flows from operations, will be sufficient to fund its projected capital expenditures and provide adequate levels of working capital and funds for payments of dividends and interest. Total capital expenditures in 1996 are currently projected at approximately $335 million.

The foregoing contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions; weather conditions; competitive initiatives and pricing pressures; availability and cost of capital; shifts in market demand; the performance and needs of industries served by the company's businesses; actual future costs of operating expenses such as fuel and related taxes; self-insurance claims and employee wages and benefits; actual costs of continuing investments in technology; and the actual costs and effects of the continuing consolidation of the regional carriers.



PART II - OTHER INFORMATION


Item 5. Other Information
- -------------------------

In April, 1996, Robert J. Quinn was elected Vice President-Corporate
Planning effective immediately. Mr. Quinn previously served on special assignment in Europe, and most recently was special assistant to the Chairman of the company.


Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

(a)     Exhibits
        --------

          (10.1) Caliber System, Inc. Long-Term Stock Award Incentive Plan as amended and restated as of January 2, 1996.

          (10.2) Restricted Book Value Shares Plan For Caliber System, Inc. and
                   Certain Operating Companies as amended and restated as of January 2, 1996.

          (27)   Financial Data Schedule

(b)  Reports on Form 8-K Filed During the First Quarter of 1996
     ----------------------------------------------------------

        A Form 8-K dated January 2, 1996 was filed under Item 5, Other Materially Important Events, to announce the declaration of a spin-off to the company's shareholders of record at the close of business on December 29, 1995 of approximately 95% of the Common Stock of the company's wholly-owned subsidiary, Roadway Express, Inc. (REX) on the basis of one share of Common Stock of REX for every two outstanding shares of Common Stock of the company.

        In connection with the spin-off, the company changed its corporate name to Caliber System, Inc. effective January 2, 1996.

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CALIBER SYSTEM, INC.
                                                     --------------------
                                                           (Company)



Date: May 3, 1996                              By /s/ D. A. Wilson
     -------------                               -----------------

                                                 D. A. Wilson, Senior Vice
                                                 President-Finance and Planning,
                                                 Secretary and Chief Financial
                                                 Officer




Date: May 3, 1996                            By   /s/ Kathryn W. Dindo
     -------------                               ---------------------
                                                 Kathryn W. Dindo,
                                                 Vice President and Controller