Form 10-Q/A
period 1996-03-23
CALIBER SYSTEM INC
filed 1996-05-24
CIK 701708

                                   FORM 10-Q/A
                                   AMENDMENT 1


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


(MARK ONE)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the period ended                   March 23, 1996
                            ---------------------------------

                                       OR

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

        For the transition period from                   to
                                      -------------------  -------------------

                         Commission file number 0-10716
                               CALIBER SYSTEM,INC.
- -------------------------------------------------------------------------------
               (Exact name of company as specified in its charter)


           Ohio                                         34-1365496
- -------------------------------               --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

3560 West Market Street, P.O. Box 5459, Akron, Ohio                44334-0459
- ---------------------------------------------------                ----------
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

                                  Yes x  No
                                     ----  ----


The number of shares of common stock without par value outstanding as of April 19, 1996 was 39,188,517.

                              CALIBER SYSTEM, INC.
                                   FORM 10-Q/A
                           PERIOD ENDED MARCH 23, 1996


This Form 10-Q/A amends Item 1 to registrant's Form 10-Q for the period ended March 23, 1996.


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

                    Condensed Consolidated Balance Sheets--March 23, 1996 and
                           December 31, 1995

                    Condensed Statements of Consolidated Income--Twelve weeks
                           ended March 23, 1996 and March 25, 1995

                    Condensed Statements of Consolidated Cash Flows--Twelve
                           weeks ended March 23, 1996 and March 25, 1995

                    Notes to Condensed Consolidated Financial Statements



SIGNATURES
- ----------
                                       2

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
CALIBER SYSTEM, INC.

                                                         March 23,  December 31,
                                                           1996         1995
                                                        ----------  ------------
                                                         (dollars in thousands)
                       ASSETS

Cash and cash equivalents ...........................   $   14,313   $   34,908
Accounts receivable .................................      292,369      273,124
Prepaid expenses and supplies .......................       78,112       66,630
Deferred income taxes ...............................       36,986       27,562
                                                        ----------   ----------
   TOTAL CURRENT ASSETS .............................      421,780      402,224

Property and equipment ..............................    1,495,568    1,474,934
Less allowances for depreciation ....................      636,376      617,587
                                                        ----------   ----------

   TOTAL PROPERTY AND EQUIPMENT .....................      859,192      857,347

Cost in excess of net assets of businesses acquired .       89,162       89,761
Other assets ........................................       38,156       39,938
                                                        ----------   ----------

   TOTAL OTHER ASSETS ...............................      127,318      129,699
                                                        ----------   ----------

   TOTAL ASSETS .....................................   $1,408,290   $1,389,270
                                                        ==========   ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable ....................................   $  213,931   $  219,406
Salaries and wages ..................................       67,075       74,790
Short-term debt .....................................      235,400      197,500
Other current liabilities ...........................       54,735       63,663
                                                        ----------   ----------

   TOTAL CURRENT LIABILITIES ........................      571,141      555,359

Self-insurance accruals .............................       39,370       39,832
Deferred income taxes ...............................       58,587       57,778
                                                        ----------   ----------

   TOTAL LONG-TERM LIABILITIES ......................       97,957       97,610

Common stock - 40,896,414 shares issued .............       39,898       39,898
Additional capital ..................................       50,404       51,322
Earnings reinvested in the business .................      699,385      696,803
                                                        ----------   ----------

                                                           789,687      788,023
Less cost of common stock in treasury - 1,353,000
 shares in 1996 and 1,394,000 shares in 1995 ........       50,495       51,722
                                                        ----------   ----------

   TOTAL SHAREHOLDERS' EQUITY .......................      739,192      736,301
                                                        ----------   ----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......   $1,408,290   $1,389,270
                                                        ==========   ==========


See notes to condensed consolidated financial statements.

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
CALIBER SYSTEM, INC.



                                                     Twelve Weeks Ended
                                                        (First Quarter)
                                                    ---------------------
                                                    March 23,   March 25,
                                                      1996        1995
                                                    ---------   ---------
                                                   (amounts in thousands,
                                                   except per share data)

REVENUE .......................................   $ 582,074    $ 543,469

OPERATING EXPENSES
  Salaries, wages and benefits ................     230,023      210,952
  Purchased transportation ....................     166,491      155,020
  Operating supplies and expenses .............     110,795       92,509
  Operating taxes and licenses ................      12,043       11,183
  Insurance and claims ........................      11,194       12,049
  Provision for depreciation ..................      33,347       28,284
                                                  ---------    ---------

    TOTAL OPERATING EXPENSES ..................     563,893      509,997
                                                  ---------    ---------

    OPERATING INCOME ..........................      18,181       33,472

Other (expense) income, net ...................      (1,232)       1,709
                                                  ---------    ---------

      INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES .....................      16,949       35,181

Provision for income taxes ....................       7,328       13,651
                                                  ---------    ---------

      INCOME FROM CONTINUING OPERATIONS .......       9,621       21,530

      LOSS FROM DISCONTINUED OPERATIONS, NET OF
      INCOME TAXES ............................        --        (15,679)
                                                  ---------    ---------

      NET INCOME ..............................   $   9,621    $   5,851
                                                  =========    =========

EARNINGS (LOSS) PER SHARE
    Income from continuing operations .........   $    0.24    $    0.54
    Loss from discontinued operations .........        --          (0.39)
                                                  ---------    ---------

    NET INCOME ................................   $    0.24    $    0.15
                                                  =========    =========

DIVIDENDS DECLARED PER SHARE ..................   $    0.18    $    0.35
                                                  =========    =========

AVERAGE SHARES OUTSTANDING ....................      39,505       39,434
                                                  =========    =========





See notes to condensed consolidated financial statements.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
CALIBER SYSTEM, INC.

                                                             Twelve Weeks Ended
                                                               (First Quarter)
                                                          -------------------------
                                                          March 23,       March 25,
                                                            1996             1995
                                                          ---------        -------
                                                           (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

   Income from continuing operations ....................   $  9,621    $  21,530
   Adjustments ..........................................     (6,601)      15,514
                                                            --------    ---------
     NET CASH PROVIDED BY
          OPERATING ACTIVITIES ..........................      3,020       37,044

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of property and equipment ..................    (37,830)     (52,630)
   Sales of property and equipment ......................      3,331          781
   Net advances to discontinued operations ..............    (14,277)     (59,600)
                                                            --------    ---------
     NET CASH USED IN INVESTING ACTIVITIES ..............    (48,776)    (111,449)

CASH FLOWS FROM FINANCING ACTIVITIES

   Dividends paid .......................................    (13,671)     (13,653)
   Dividends received from discontinued operations ......       --          7,500
   Increase in short-term debt, net .....................     37,900       85,800
                                                            --------    ---------

     NET CASH PROVIDED BY
        FINANCING ACTIVITIES ............................     24,229       79,647
                                                            --------    ---------
     CASH FLOWS USED IN
        CONTINUING OPERATIONS ...........................    (21,527)       5,242

     CASH FLOWS PROVIDED BY (USED IN)
        DISCONTINUED OPERATIONS .........................        932       (1,133)
                                                            --------    ---------

     NET (DECREASE) INCREASE IN CASH
        AND CASH EQUIVALENTS ............................    (20,595)       4,109

     CASH AND CASH EQUIVALENTS
        AT BEGINNING OF YEAR ............................     34,908       14,780
                                                            --------    ---------
     CASH AND CASH EQUIVALENTS
        AT END OF FIRST QUARTER .........................   $ 14,313    $  18,889
                                                            ========    =========


See notes to condensed consolidated financial statements

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

                                            CALIBER SYSTEM, INC.
                                       -------------------------------
                                                 (Company)



Date: May 23, 1996                     By /S/  D. A. Wilson
     --------------                      ------------------

                                         D. A. Wilson, Senior Vice
                                         President-Finance and Planning,
                                         Secretary and Chief Financial
                                         Officer




Date: May 23, 1996                     By /S/  K. W. Dindo
     --------------                      -----------------
                                         Kathryn W. Dindo,
                                         Vice President and Controller