Form 10-Q
period 1996-06-15
CALIBER SYSTEM INC
filed 1996-07-12
CIK 701708

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the period ended June 15, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ___________ to ___________

                         Commission file number 0-10716

                              CALIBER SYSTEM, INC.
- -------------------------------------------------------------------------------
              (Exact name of company as specified in its charter)


             Ohio                                         34-1365496
- -------------------------------              ----------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

3560 West Market Street, P.O. Box 5459, Akron, Ohio              44334-0459
- ---------------------------------------------------          ------------------
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

The number of shares of common stock without par value outstanding as of June 30, 1996 was 39,178,792.

                                     INDEX

                              CALIBER SYSTEM, INC.
                                   FORM 10-Q
                           PERIOD ENDED JUNE 15, 1996

PART I -- FINANCIAL INFORMATION

        Item 1. Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets -- June 15, 1996 and December 31, 1995

                Condensed Statements of Consolidated Income -- Twelve weeks and twenty-four weeks ended June 15, 1996 and June 17, 1995

                Condensed Statements of Consolidated Cash Flows -- Twenty-four weeks ended June 15, 1996 and June 17, 1995

                Notes to Condensed Consolidated Financial Statements

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II -- OTHER INFORMATION

        Item 4. Results of Votes of Security Holders

        Item 5. Other Information

        Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
CALIBER SYSTEM, INC.

                                                                         June 15,       December 31,
                                                                           1996             1995
                                                                         --------       ------------
                                                                            (dollars in thousands)
                        ASSETS

Cash and cash equivalents............................................   $    8,122      $   34,908
Accounts receivable..................................................      319,632         273,124
Prepaid expenses and supplies........................................       78,156          66,630
Deferred income taxes................................................       35,842          27,562
                                                                        ----------      ----------

TOTAL CURRENT ASSETS.................................................      441,752         402,224

Property and equipment...............................................    1,560,267       1,474,934
Less allowances for depreciation.....................................      646,343         617,587
                                                                        ----------      ----------

        TOTAL PROPERTY AND EQUIPMENT.................................      913,924         857,347
                                                                        ----------      ----------

Cost in excess of net assets of businesses acquired..................       88,531          89,761
Other assets.........................................................       36,656          39,938
                                                                        ----------      ----------

        TOTAL OTHER ASSETS...........................................      125,187         129,699
                                                                        ----------      ----------

        TOTAL ASSETS.................................................   $1,480,863      $1,389,270
                                                                        ==========      ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable.....................................................   $  237,572      $  219,406
Salaries and wages...................................................       70,310          74,790
Short-term debt......................................................      284,700         197,500
Other current liabilities............................................       55,106          63,663
                                                                        ----------      ----------

        TOTAL CURRENT LIABILITIES....................................      647,688         555,359

Self-insurance accruals..............................................       37,707          39,832
Deferred income taxes................................................       63,764          57,778
                                                                        ----------      ----------

        TOTAL LONG-TERM LIABILITIES..................................      101,471          97,610

Common stock -- 40,896,414 shares issued.............................       39,898          39,898
Additional capital...................................................       50,538          51,322
Earnings reinvested in the business..................................      692,537         696,803
                                                                        ----------      ----------

                                                                           782,973         788,023

Less cost of common stock in treasury -- 1,379,000
 shares in 1996 and 1,394,000 shares in 1995..........................      51,269          51,722
                                                                         ---------      ----------

        TOTAL SHAREHOLDERS' EQUITY....................................     731,704         736,301
                                                                        ----------      ----------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................  $1,480,863      $1,389,270
                                                                        ==========      ==========

See notes to condensed consolidated financial statements.

CALIBER SYSTEM, INC.
CONDENSED STATEMENTS OF CONSOLIDATED INCOME (Unaudited)

                                                                  Twelve Weeks Ended             Twenty-Four Weeks Ended
                                                                   (Second Quarter)                    (First Half)
                                                               -----------------------         ---------------------------
                                                               June 15,          June 17,       June 15,         June 17,
                                                                 1996              1995           1996             1995
                                                               --------          -------       ----------       ----------
                                                                     (amounts in thousands, except per share data)
REVENUE....................................................    $615,901         $550,779        $1,197,975      $1,094,248

OPERATING EXPENSES
  Salaries, wages and benefits.............................     241,010          211,890           471,033         422,842
  Purchased transportation.................................     181,332          151,973           347,823         306,993
  Operating supplies and expenses..........................     131,535          101,683           242,330         194,192
  Operating taxes and licenses.............................      13,426           11,371            25,469          22,554
  Insurance and claims.....................................      13,848           12,477            25,042          24,526
  Provision for depreciation...............................      33,336           29,646            66,683          57,930
                                                               --------         --------        ----------      ----------
    TOTAL OPERATING EXPENSES...............................     614,487          519,040         1,178,380       1,029,037
                                                               --------         --------        ----------      ----------
      OPERATING INCOME.....................................       1,414           31,739            19,595          65,211

Other (expense) income, net................................      (1,370)           2,449            (2,602)          4,158
                                                               --------         --------        ----------      ----------
      INCOME FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES..................................          44           34,188            16,993          69,369

Income tax (benefit) provision.............................        (176)          11,831             7,152          25,482
                                                               --------         --------        ----------      ----------
      INCOME FROM CONTINUING OPERATIONS....................         220           22,357             9,841          43,887

      LOSS FROM DISCONTINUED OPERATIONS, NET
      OF INCOME TAXES......................................          --          (24,359)               --         (40,038)
                                                               --------         --------        ----------      ----------
      NET INCOME (LOSS)....................................    $    220         $ (2,002)       $    9,841      $    3,849
                                                               ========         ========        ==========      ==========
EARNINGS (LOSS) PER SHARE
  Income from continuing operations........................    $   0.01         $   0.57        $     0.25      $     1.11
  Loss from discontinued operations........................          --            (0.62)               --           (1.01)
                                                               ========         ========        ==========      ==========
      NET INCOME (LOSS)....................................    $   0.01         $  (0.05)       $     0.25      $     0.10
                                                               ========         ========        ==========      ==========
    DIVIDENDS DECLARED PER SHARE...........................    $   0.18         $   0.35        $     0.36      $     0.70
                                                               ========         ========        ==========      ==========
    AVERAGE SHARES OUTSTANDING.............................      39,525           39,467            39,515          39,451
                                                               ========         ========        ==========      ==========

See notes to condensed consolidated financial statements.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
CALIBER SYSTEM, INC.

                                                                   Twenty-Four Weeks Ended
                                                                        (First Half)
                                                                   -----------------------
                                                                   June 15,       June 17,
                                                                     1996           1995
                                                                   --------       --------
                                                                   (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

  Income from continuing operations............................   $   9,841      $  43,887
  Adjustments..................................................      32,651         30,838
                                                                  ---------      ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES..................      42,492         74,725

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchases of property and equipment..........................    (126,769)      (143,110)
  Sales of property and equipment..............................       4,345          1,423
  Net advances to discontinued operations......................     (10,227)       (56,100)
                                                                  ---------      ---------
    NET CASH USED IN INVESTING ACTIVITIES......................    (132,651)      (197,787)

CASH FLOWS FROM FINANCING ACTIVITIES

  Dividends paid...............................................     (20,725)       (27,331)
  Dividends received from discontinued operations..............         --           7,500
  Increase in short-term debt, net.............................      87,200        141,600
                                                                  ---------      ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES..................      66,475        121,769
                                                                  ---------      ---------
    CASH FLOWS USED IN CONTINUING OPERATIONS...................     (23,684)        (1,293)

    CASH FLOWS USED IN DISCONTINUED OPERATIONS.................      (3,102)        (1,941)
                                                                  ---------      ---------
    NET DECREASE IN CASH AND CASH EQUIVALENTS..................     (26,786)        (3,234)

    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.............      34,908         14,780
                                                                  ---------      ---------
    CASH AND CASH EQUIVALENTS AT END OF SECOND QUARTER.........   $   8,122      $  11,546
                                                                  =========      =========


See notes to condensed consolidated financial statements.

CALIBER SYSTEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-four weeks ended June 15, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Second quarter amounts for 1995 have been restated to reflect the spin-off of Roadway Express, Inc. and the exit from the air freight business served by Roadway Global Air, Inc. during 1995 which are reflected as discontinued operations. During 1995, certain costs were recognized in connection with the discontinuance of these businesses. Although actual results could differ from these estimates, it is management's opinion that significant adjustments to these estimates are not currently required.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated revenue for the second quarter ended June 15, 1996 amounted to $615.9 million, an increase of $65.1 million or 11.8% over second quarter 1995 revenue of $550.8 million. For the twenty-four weeks constituting the company's first half, revenue was $1,198 million, an increase of $103.8 million or 9.5% from $1,094.2 million for the first half of 1995.

All operating units experienced revenue improvements over second quarter 1995 levels. Revenue for the second quarter at RPS, the company's small package carrier, increased to $302.5 million or 3.7% over the second quarter last year. The increase was primarily attributable to higher package volume from the growth of its Overnight Ground(SM) product. However, revenues at RPS continue to be adversely affected by economic pressures in the retail segment. Revenue at Viking Freight (Viking), the company's emerging superregional carrier, amounted to $226.3 million for the second quarter, an increase of 17.8% over 1995 levels. Revenues increased at Viking due to volume growth but were impacted by continued aggressive discounting in the industry. Second quarter revenues for Caliber Logistics were up approximately 50% with revenues from Roberts Express (Roberts), the company's expedited carrier, up 9.2% over second quarter 1995.

Operating expenses for the second quarter 1996 increased $95.4 million or 18.4% over comparable 1995 levels, while first half operating expenses were up $149.3 million or 14.5% over the same period in 1995. The increase for the quarter was, in largest part, due to operating expense increases at Viking of $59.9 million. Besides the expected increases in costs related to revenue growth, Viking experienced significantly greater expenses associated with operating inefficiencies and the consolidation of the company's regional carriers, and to a lesser extent, higher fuel costs. Viking's rapid revenue growth resulted in additional expenses for training of new hires, purchased transportation, equipment rentals and overtime. At the same time, Viking experienced substantial nonrecurring consolidation costs from the integration of multiple information systems, re-identification of equipment, merging of administrative operating systems and the closing of three regional corporate headquarters. These consolidation costs will continue throughout the second half with the integration of the company's former regional carriers into the "new" Viking expected to be completed by year end.

Operating expenses increased at RPS due primarily to higher business volumes and fixed costs resulting from the company's continuing expansion. Higher business volumes resulted in increased operating expenses at Caliber Logistics and Roberts.

Operating income for the second quarter and first half declined $30.3 million and $45.6 million, respectively, from comparable 1995 levels. Operating income at RPS amounted to $24.5 million for the second quarter compared to $33.8 million for 1995. This decline in operating income at RPS was due to lower than expected volume growth, an aggressive pricing environment and higher fixed costs associated with its continuing expansion and investments in equipment and technology. Viking's operating loss for the quarter was $31.2 million compared to an operating loss of $5.5 million in second quarter 1995. For the first half, Viking's operating loss amounted to $43.1 million compared to $10.3 million last year. Roberts continues to maintain excellent margins while Caliber Logistics met its profit objective for the quarter.

The change in other expense, net for the quarter and first half from comparable 1995 periods, reflects additional net interest expense of $1.9 million and $3.4 million, respectively and the loss of interest income from discontinued operations, amounting to $2.3 million and $4.1 million, respectively.

Income taxes were 42.1% of pre-tax income for the first half 1996 which approximated the effective tax rate for the year ended December 31, 1995. This rate exceeded the U.S. federal statutory rate due primarily to state income taxes and non-deductible operating costs.

Discounting and the effects of overcapacity in the industry are expected to continue throughout the remainder of 1996 causing industry margins to remain under pressure. As a result of the impact of continuing economic pressure in the retail segment and an aggressive pricing environment, RPS will not realize targeted goals for double digit growth in revenue or improved year-over-year operating income during 1996. At Viking, while tactical plans for managing the rapid growth and associated expenses are being implemented, and consolidation costs are being incurred for the remainder of year, it is expected that operating losses will significantly exceed the company's earlier estimate for 1996. As a result of the company's first half operating results and expectations for the rest of the year, it is anticipated that earnings from continuing operations for 1996 will be significantly below those of 1995.

RPS reached its goal of opening 32 new terminals by the end of June, allowing it to effectively serve 100% of the U.S. population. In addition, RPS will continue to invest in state-of-the-art package handling equipment and technology and plans to increase its penetration of the overnight ground delivery market. The company will direct significant resources to meet customer requirements for blended transportation, logistics and related information services, even at the expense of short-term profits. The company will continue to strengthen the respective operating units for customers who want special services and products.

For the first half, net cash provided by operating activities of $42.5 million was not sufficient to fund net property additions of $122.4 million and dividends of $20.7 million, requiring the company to incur additional outside borrowings of $87.2 million. Borrowings under financing agreements amounted to $284.7 million at the end of the second quarter. The company believes it will be able to arrange short and long term financing through public or private sources or both that, together with cash flows from operations and its existing credit facilities, will be sufficient to fund its projected capital expenditures and provide adequate levels of working capital and funds for payments of dividends and interest. Total capital expenditures in 1996 are currently projected at approximately $335 million.

The foregoing contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions; competitive initiatives and pricing pressures; availability and cost of capital; shifts in market demand; weather conditions; the performance and needs of industries served by the company's businesses; actual future costs of operating expenses such as fuel and related taxes; self-insurance claims and employee wages and benefits; actual costs of continuing investments in technology; the timing and amount of capital expenditures; and the actual costs and effects of the continuing consolidation of the regional carriers.

PART II -- OTHER INFORMATION

Item 4. Results of Votes of Security Holders

On May 8, 1996, the registrant held its Annual Meeting of Shareholders at which the following directors were elected, receiving the number of votes set forth beside their names.

George B. Beitzel       33,622,559      Charles R. Longsworth       33,627,612
R. A. Chenoweth         33,625,521      G. James Roush              33,637,247
Norman C. Harbert       33,638,720      Daniel J. Sullivan          33,610,955
Harry L. Kavetas        33,539,416      H. Mitchell Watson, Jr.     33,631,244

With respect to a motion to approve the adoption of the 1996 Equity Incentive Compensation Plan, 31,979,947 votes were cast in favor of the proposal; 1,740,537 votes were cast against such proposal; and 137,694 votes abstained.

With respect to a motion to approve the amendment to the 1989 Nonemployee Directors' Stock Plan, 32,611,695 votes were cast in favor of the proposal; 958,205 votes were cast against such proposal; and 288,278 votes abstained.

With respect to a motion to approve the adoption of the Nonemployee Directors' Stock Retainer Plan, 32,613,213 votes were cast in favor of the proposal, 1,097,305 votes were cast against such proposal; and 147,660 votes abstained.

With respect to a shareholder proposal in favor of cumulative voting, no vote was taken as neither the proponent of the proposal nor her representative was in attendance to present the proposal.

With respect to a shareholder proposal for amendment of the Company Code of Regulations to require that an independent director serve as Chairman of the Board of Directors, no vote was taken as neither the proponent of the proposal nor his representative was in attendance to present the proposal.

With respect to the ratification of Ernst & Young LLP as independent auditors, 33,495,190 votes were cast in favor of the proposal; 132,369 votes were cast against such proposal; and 230,619 votes abstained.

Item 5.  Other Information

On July 3, 1996, the registrant filed with the Securities and Exchange Commission a Registration Statement on Form S-3 for a shelf registration of up to $400 million in debt securities.

On July 3, 1996, the registrant announced that Randolph C. Bangham, Chairman and Chief Executive Officer of Viking Freight, Inc., the company's emerging superregional carrier, plans to retire at the end of this year. Mr. Bangham will continue as Chairman through December. Ronald G. Pelzel, Viking's President, immediately assumed the chief executive responsibilities. Mr. Pelzel has been President since 1993 and has held executive officer positions since 1983 when he joined the company as Vice President-Finance.

On July 8, 1936, the registrant announced that John E. Lynch had been elected Vice President, General Counsel and Secretary of Caliber System, Inc. Mr. Lynch had previously been a Trial Partner with Squire, Sanders & Dempsey, Cleveland, Ohio, where he engaged in civil trial and appellate practice as well as administrative proceedings. Mr. Lynch graduated from Hamilton College in Clinton, New York with a B.A. in economics and received his Juris Doctor from Case Western Reserve University School of Law.

On July 9, 1996, the registrant announced that Douglas A. Wilson, Senior Vice President-Finance and Planning and Chief Financial Officer of Caliber System, Inc. had left the company to pursue other interests. A successor was not announced. On an interim basis, Mr. Wilson's financial responsibilities will be divided between Kathryn W. Dindo, Vice President and Controller, and John P. Chandler, Vice President and Treasurer.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits
        --------


        10.1 Caliber System, Inc. Directors' Deferred Compensation Plan as Amended and Restated as of May 8, 1996.

        10.2 Caliber System, Inc. Nonemployee Directors' Stock Retainer Plan as approved by the Company's shareholders on May 8, 1996.

        10.3 Caliber System, Inc. Nonemployee Directors' Stock Plan (1989) as Amended as of May 8, 1996.

        10.4 Caliber System, Inc. 1994 Nonemployee Directors' Stock Plan as Amended as of May 8, 1996.

        10.5 Caliber System, Inc. Retirement Plan for Employee Directors as Amended as of May 8, 1996.

        10.6 Caliber System, Inc. 1996 Equity Incentive Compensation Plan as approved by the Company's shareholders on May 8, 1996.

        10.7(a) Caliber System, Inc. Excess Plan effective January 2, 1996.

        10.7(b) Caliber System, Inc. 401(a)(17) Benefit Plan effective January
                2, 1996.

        10.7(c) Caliber System, Inc. Administrative Document for Excess Plan and 401(a)(17) Benefit Plan effective January 2, 1996.

        10.8 Credit Agreement entered into between Caliber System, Inc. and Morgan Guaranty Trust Company of New York on July 8, 1996.

        27      Financial Data Schedule

(b)     Reports on Form 8-K Filed During the Second Quarter of 1996
        -----------------------------------------------------------
        On July 1, 1996, a Current Report on Form 8-K was filed by the registrant with the Securities and Exchange Commission to report Second Quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CALIBER SYSTEM, INC.
                                       ---------------------------------
                                                 (Registrant)

Date: July 12, 1996                    By  /s/ Daniel J. Sullivan
      -------------                       ------------------------------
                                          Daniel J. Sullivan
                                          Chairman, President and
                                          Chief Executive Officer


Date: July 12, 1996                    By  /s/ Kathryn W. Dindo
      -------------                       ------------------------------
                                          Kathryn W. Dindo
                                          Vice President and Controller