Form 10-Q
period 1996-09-07
CALIBER SYSTEM INC
filed 1996-10-11
CIK 701708

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


(MARK ONE)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the period ended  September 7, 1996
                             -----------------

                                       OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

       For the transition period from_____________________to___________________

                         Commission file number 0-10716

                            CALIBER SYSTEM, INC.
                            --------------------
             (Exact name of company as specified in its charter)

            Ohio                                        34-1365496
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

3560 West Market Street, P.O. Box 5459, Akron, Ohio       44334-0459
---------------------------------------------------       ----------
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

The number of shares of common stock without par value outstanding as of August 31, 1996 was 39,154,640.

                                     INDEX

                              CALIBER SYSTEM, INC.
                                   FORM 10-Q
                         PERIOD ENDED SEPTEMBER 7, 1996


PART I - FINANCIAL INFORMATION
------------------------------

      Item 1.     Financial Statements (Unaudited)

                          Condensed Consolidated Balance Sheets--September 7, 1996 and December 31, 1995

                          Condensed Statements of Consolidated Income--Twelve weeks and thirty-six weeks ended September 7, 1996 and September 9, 1995

                          Condensed Statements of Consolidated Cash Flows-- Thirty-six weeks ended September 7, 1996 and September 9, 1995

                          Notes to Condensed Consolidated Financial Statements

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION
---------------------------

      Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES
----------

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
CALIBER SYSTEM, INC.

                                                           September 7,       December 31,
                                                              1996                1995
                                                           ----------         ------------
                                                                (dollars in thousands)
                       ASSETS

Cash and cash equivalents............................      $   15,497        $     34,908
Accounts receivable..................................         357,895             273,124
Prepaid expenses and supplies........................          71,373              66,630
Deferred income taxes................................          42,746              27,562
                                                           ----------          ----------

    TOTAL CURRENT ASSETS..............................        487,511             402,224

Property and equipment...............................       1,633,640           1,474,934
Less allowances for depreciation.....................         677,989             617,587
                                                           ----------          ----------

   TOTAL PROPERTY AND EQUIPMENT......................         955,651             857,347

Cost in excess of net assets of businesses acquired..          87,896              89,761
Other assets.........................................          40,136              39,938
                                                           ----------          ----------

   TOTAL OTHER ASSETS................................         128,032             129,699
                                                           ----------          ----------

   TOTAL ASSETS......................................      $1,571,194          $1,389,270
                                                           ==========          ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable.....................................      $  269,468          $  219,406
Salaries and wages...................................          71,930              74,790
Short-term debt......................................         142,100             197,500
Other current liabilities............................          58,390              63,663
                                                           ----------          ----------

   TOTAL CURRENT LIABILITIES.........................         541,888             555,359

Long-term debt.......................................         200,000                   -
Self-insurance accruals..............................          36,557              39,832
Deferred income taxes................................          70,438              57,778
                                                           ----------          ----------

   TOTAL LONG-TERM LIABILITIES.......................         306,995              97,610

Common stock - 40,896,414 shares issued..............          39,898              39,898
Additional capital...................................          50,732              51,322
Earnings reinvested in the business..................         683,520             696,803
                                                           ----------          ----------

                                                              774,150             788,023
Less cost of common stock in treasury - 1,409,000
 shares in 1996 and 1,394,000 shares in 1995.........          51,839              51,722
                                                           ----------          ----------

   TOTAL SHAREHOLDERS' EQUITY........................         722,311             736,301
                                                           ----------          ----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........      $1,571,194          $1,389,270
                                                           ==========          ==========


See notes to condensed consolidated financial statements.

CONDENSED STATEMENTS OF CONSOLIDATED INCOME (Unaudited)
CALIBER SYSTEM, INC.



                                                  Twelve Weeks Ended                     Thirty-Six Weeks Ended
                                                   (Third Quarter)                          (Three Quarters)
                                               -----------------------                   ----------------------
                                           Sept. 7,              Sept. 9,             Sept. 7,           Sept. 9,
                                             1996                  1995                 1996               1995
                                         -----------            -----------          ----------         ----------
                                                            (amounts in thousands, except per share data)

 REVENUE.............................    $   627,226            $   552,741          $1,825,201         $1,646,989

 OPERATING EXPENSES

   Salaries, wages and benefits......        247,157                219,518             718,190            642,360
   Purchased transportation..........        182,775                153,928             530,598            460,921
   Operating supplies and expenses...        135,244                 93,642             377,574            287,834
   Operating taxes and licenses......         13,083                 10,972              38,552             33,526
   Insurance and claims..............         14,549                 10,888              39,591             35,414

   Provision for depreciation........         34,194                 30,764             100,877             88,694
                                         -----------            -----------          ----------         ----------

     TOTAL OPERATING EXPENSES........        627,002                519,712           1,805,382          1,548,749
                                         -----------            -----------          ----------         ----------

     OPERATING INCOME................            224                 33,029              19,819             98,240

 Other (expense) income, net.........         (2,965)                 2,074              (5,567)             6,232
                                         -----------            -----------          ----------         ----------
     INCOME (LOSS) FROM CONTINUING
     OPERATIONS BEFORE INCOME TAXES..         (2,741)                35,103              14,252            104,472


 Income tax (benefit) provision......           (771)                12,885               6,381             38,367
                                         -----------            -----------          ----------         ----------

     INCOME (LOSS) FROM CONTINUING
     OPERATIONS......................         (1,970)                22,218               7,871             66,105

     LOSS FROM DISCONTINUED
     OPERATIONS, NET OF INCOME TAXES.              -                (19,890)                  -            (59,928)
                                         -----------            -----------          ----------         ----------


     NET INCOME (LOSS)...............    $    (1,970)           $     2,328          $    7,871         $    6,177
                                         ===========            ===========          ==========         ==========

 EARNINGS (LOSS) PER SHARE
   Income (loss) from continuing
   operations........................    $     (0.05)           $      0.56          $     0.20         $     1.67
   Loss from discontinued operations.              -                  (0.50)                  -              (1.51)
                                         -----------            -----------          ----------         ----------

     NET INCOME (LOSS)...............    $     (0.05)           $      0.06          $     0.20         $     0.16
                                         ===========            ===========          ==========         ==========

     DIVIDENDS DECLARED PER SHARE....    $      0.18            $      0.35          $     0.54         $     1.05
                                         ===========            ===========          ==========         ==========


     AVERAGE SHARES OUTSTANDING......         39,505                 39,470              39,512             39,457
                                         ===========            ===========          ==========         ==========



See notes to condensed consolidated financial statements.

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
CALIBER SYSTEM, INC.


                                                            Thirty-Six Weeks Ended
                                                               (Three Quarters)
                                                        ------------------------------
                                                         Sept. 7,             Sept. 9,
                                                           1996                 1995
                                                        ----------           ---------
                                                            (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

   Income from continuing operations..............      $    7,871           $  66,105
   Adjustments....................................          68,058              60,575
                                                        ----------           ---------

     NET CASH PROVIDED BY OPERATING ACTIVITIES....          75,929             126,680

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of property and equipment............        (203,486)           (209,519)
   Sales of property and equipment................           4,652               3,450
   Net advances to discontinued operations........          (5,927)            (79,400)
                                                        -----------          ---------
       NET CASH USED IN INVESTING ACTIVITIES......        (204,761)           (285,469)

CASH FLOWS FROM FINANCING ACTIVITIES

   Dividends paid.................................         (27,777)            (41,008)
   Dividends received from discontinued operations               -               7,500
   Increase (decrease) in short-term debt, net....         (55,400)            195,000
   Proceeds from issuance of long-term debt.......         200,000                   -
                                                        ----------           ---------

     NET CASH PROVIDED BY FINANCING ACTIVITIES....         116,823             161,492

     CASH FLOWS PROVIDED BY (USED IN)
       CONTINUING OPERATIONS......................         (12,009)              2,703

     CASH FLOWS USED IN DISCONTINUED OPERATIONS...          (7,402)             (2,749)
                                                        ----------           ---------

     NET DECREASE IN CASH AND CASH EQUIVALENTS....         (19,411)                (46)

     CASH AND CASH EQUIVALENTS AT BEGINNING OF
       YEAR.......................................          34,908              14,780
                                                        ----------           ---------

     CASH AND CASH EQUIVALENTS AT END OF THIRD
       QUARTER....................................      $   15,497           $  14,734
                                                        ==========           =========



See notes to condensed consolidated financial statements.

CALIBER SYSTEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-six weeks ended September 7, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Third quarter amounts for 1995 have been restated to reflect the spin-off of Roadway Express, Inc. and the exit from the air freight business served by Roadway Global Air, Inc. during 1995 which are reflected as discontinued operations. During 1995, certain costs were recognized in connection with the discontinuance of these businesses. Although actual results could differ from these estimates, it is management's opinion that significant adjustments to these estimates are not currently required.

For further information, refer to consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1995.


Note B - Accounting Period
--------------------------

The registrant operates on a 13 four-week period calendar with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.


Note C - Long-term Debt
-----------------------

In July 1996, the company filed a shelf registration statement to issue up to $400 million in unsecured debt securities. These securities may be offered as a separate series in amounts, at prices, and on terms to be determined by market conditions at the time of sale. Net proceeds from the sale of the securities may be used for working capital and general corporate purposes.

During the third quarter of 1996, the company issued $200 million of unsecured notes under this registration statement. The notes mature on August 1, 2006 and bear interest at 7.80%. Net proceeds received from the issuance of these notes were used to reduce outstanding borrowings on the company's short-term bank loans which amounts are expected to be available for borrowing from time to time.

The Indenture contains certain restrictions relative to the occurrence of liens and leasing activities.

Note D - Shareholder Rights Plan
--------------------------------

On August 14, 1996 the Board of Directors approved the adoption of a shareholder rights plan. Under the plan, the Board declared a dividend of one right for each outstanding share of company common stock held of record as of the close of business on August 26, 1996. Each right entitles the holder to purchase from the company one Common Share at a price of $120 per share, subject to adjustment. The rights, which expire on August 26, 2006, unless earlier redeemed, will not be exercisable, and no rights certificate will be distributed, until ten calendar days following a public announcement that a person or group has acquired 20% of the company's common stock and as otherwise set forth in the rights agreement. Subject to certain exceptions, the company will generally be entitled to redeem the rights at $0.001 per right at any time.


Item 2.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations
         -------------------------

Consolidated revenue for the third quarter ended September 7, 1996 amounted to $627.2 million, an increase of $74.5 million or 13.5% over third quarter 1995 revenue of $552.7 million. All operating units experienced revenue improvements over third quarter 1995 levels. For the first three quarters, revenue was $1,825 million, an increase of $178 million or 10.8% from $1,647 million for the same period of 1995.

Revenue for the third quarter at RPS, the company's small package carrier, increased to $304.3 million or 4.4% over the third quarter last year. Year-to-date revenue for 1996 amounted to $894.4 million, a 2.9% increase over prior year levels. The increase was primarily attributable to higher package volume from the growth of its Overnight Groundsm product and, to a lesser extent, a slight improvement in overall rate levels. However, revenue growth continues to be adversely affected by an aggressive pricing environment and economic pressures in the retail sector, which represent over 50% of RPS's volume.

Revenue at Viking Freight (Viking), the company's emerging superregional carrier, amounted to $227.9 million for the third quarter, an increase of 19% over 1995 levels. For the first three quarters, revenue amounted to $665.4 million, a 16.8% increase over the same period in 1995. Revenues increased at Viking due to volume growth but were impacted by continued discounting within the industry. Viking is currently pursuing an aggressive strategy to eliminate unprofitable business and has recently announced a 5.9% rate increase effective September 16, 1996, that is expected to affect approximately 50% of the business that is not under contractual rates. Both of these may impact future revenue growth.

Third quarter revenue for Caliber Logistics was up 53.1% with revenue from Roberts Express (Roberts), the company's expedited carrier, up 17.5% over the third quarter 1995. Caliber Logistics gross revenue for the full year is expected to approximate $470 million with net revenues, which are included in consolidated revenue, for Logistics and Roberts each expected to approximate $200 million.

Consolidated operating expenses for the third quarter 1996 increased $107.3 million or 20.6% over comparable 1995 levels, while year-to-date operating expenses were up $256.6 million or 16.6% over the same period in 1995.

The increase in consolidated operating expenses for the quarter was primarily due to operating expense increases at Viking of $66.8 million. In addition to expected increases in costs related to revenue growth, Viking continued to experience significant expenses related to operating inefficiencies associated with the consolidation of the company's regional carriers and the one-time costs that accrue to that reorganization, and to a lesser extent, higher fuel costs.

Viking has been unable to efficiently absorb the rapid volume growth, particularly in the long haul lanes, which has generated additional costs for training new hires, purchased transportation, equipment rentals, overtime and generally lower than expected productivity. At the same time, Viking continues to experience substantial nonrecurring consolidation costs due to the integration of multiple information systems, re-identification of equipment, merging of administrative operating systems and the closing of three regional corporate headquarters.

The consolidation is progressing, with the former Spartan and Coles operations now resident on the Viking information system. The conversion of the former Central Freight Lines to the Viking operating system will be completed by mid-October. The Coles headquarters is closed and Spartan's will be shut down by year end. Central Freight's corporate offices will be closed during the beginning of 1997. As a result, administrative staff is being reduced accordingly. Nonrecurring consolidation costs will continue throughout the fourth quarter with the integration of the company's former regional carriers into the "new" Viking expected to be substantially complete by year end.

At RPS, operating expenses increased due primarily to higher business volumes and fixed costs resulting from the company's continuing expansion. Higher business volumes resulted in increased operating expenses at Caliber Logistics and Roberts.

Consolidated operating income for the third quarter and year-to-date declined $32.8 million and $78.4 million, respectively, from comparable 1995 levels. Operating income at RPS amounted to $25.6 million for the third quarter, compared to $37.3 million for 1995. For the first three quarters, RPS's operating income amounted to $74.2 million, compared to $102.6 million last year. The decline in operating income at RPS was due to lower than expected volume growth, a sluggish retail sector, an aggressive pricing environment and higher fixed costs associated with its continuing expansion and investment in equipment and technology. RPS has implemented cost reductions, including the elimination of a number of positions at its headquarters, with cost control measures continuing for the remainder of the year.

Viking's operating loss for the quarter was $36.1 million, compared to an operating loss of $5.8 million in third quarter 1995. For the first three quarters, Viking's operating loss amounted to $79.2 million, compared to $16.1 million last year. In addition to the recent rate increase, Viking is pursuing an aggressive revenue yield improvement strategy, emphasizing the elimination of unprofitable business which will allow the company to align tonnage levels with existing capacity, reduce cost and focus on the more profitable, primarily regional business.

Roberts continues to maintain excellent margins, while Caliber Logistics met its profit objective for the quarter.

The quarter and year-to-date results were also positively affected by an overall reduction in pension expense of $5.8 million and $8.6 million, respectively, compared with last year. For the full year, the company expects a pension expense reduction of approximately $11.7 million. The reduction from last year is primarily due to a higher level of pension fund assets coupled with an increase in the expected long-term rate of return from 7.75% to 8.75%.

Other (expense) income, net includes interest expense of $3.1 million and $7.1 million for the third quarter of 1996 and first three quarters of 1996, respectively. The change in other expense, net for the quarter and year-to-date from comparable 1995 periods, reflects additional net interest expense of $2.3 million and $5.7 million, respectively, from higher than average borrowings and the loss of interest income from discontinued operations, amounting to $2.5 million and $6.6 million, respectively.

Income taxes were 44.8% of pre-tax income for the first three quarters of 1996 which approximated the effective tax rate for the year ended December 31, 1995. This rate exceeded the U.S. federal statutory rate due primarily to state income taxes and non-deductible operating costs, partially offset by the impact of foreign operations.

Discounting and the effects of overcapacity in the industry are expected to continue throughout the remainder of 1996 causing industry margins to remain under pressure. As a result of the impact of continuing economic pressure in the retail sector and an aggressive pricing environment, RPS is expected to complete the year with continued single digit revenue growth and lower year-over-year operating income. At Viking, operating losses are expected to persist while tactical plans for managing the rapid growth and associated expenses are being implemented. Operational and administrative expenses are being challenged and a major study of Viking's terminal and linehaul operations has been initiated. Consolidation costs are expected to continue for the remainder of year. Although the consolidated company is expected to be profitable in the fourth quarter, it will finish the year with 1996 results from continuing operations significantly below those of 1995.

For the three quarters, net cash provided by operating activities of $75.9 million was not sufficient to fund net property additions of $198.8 million and dividends of $27.8 million, requiring the company to incur additional outside borrowings of $144.6 million. The company has a shelf registration for the issuance of up to $400 million of unsecured debt securities. In August 1996, $200 million of notes were issued under this registration statement. The notes bear a fixed interest rate of 7.8% and mature August 1, 2006. Net proceeds from the sale of the notes were used to reduce borrowings on the company's short-term financing agreements which amounts are expected to be available for borrowing from time to time. At the end of the quarter, debt levels increased from the second quarter by $57.4 million to $342.1 million leaving the company with $182.9 million available on its short-term financing agreements. Although debt levels are expected to exceed $400 million by year end, the company believes it will continue to be able to arrange short and long-term financing through public and private sources that, together with cash flows from operations and its existing credit facilities, will be sufficient to fund its projected capital expenditures and provide adequate levels of working capital and funds for payments of dividends and interest. Total capital expenditures in 1996 and 1997 are currently projected at approximately $300 million and $350 million, respectively, although all spending on capital is being reviewed and challenged. Currently, capital expenditures in 1996 and 1997 are roughly 40% for technology and highly automated freight handling equipment, 35% for real estate and 25% for revenue and support equipment.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits
         --------

         (27)       Financial Data Schedule

(b)      Reports on Form 8-K Filed During the Third Quarter of 1996
         ----------------------------------------------------------

         On August 22, 1996, a Current Report on Form 8-K was filed by the registrant with the Securities and Exchange Commission to report adoption by the Board of Directors of a Shareholder Rights Plan and to file an Agreement, Form of Rights Certificate and Summary of Rights.
         A Form 8-K/A was filed on September 12, 1996 to correct a typographical error in Exhibit 4.2 of the original filing.

         On September 24, 1996, a Current Report on From 8-K was filed by the registrant with the Securities and Exchange Commission to report Third Quarter results.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CALIBER SYSTEM, INC.
                                         --------------------------------
                                              (Registrant)


Date: October 11, 1996                   By  Daniel J. Sullivan
                                            -----------------------------
                                            Daniel J. Sullivan
                                            Chairman, President and
                                            Chief Executive Officer





Date: October 11, 1996                   By  Kathryn W. Dindo
                                            -----------------------------
                                            Kathryn W. Dindo
                                            Vice President and Controller