Form 10-K
period 1996-12-31
CALIBER SYSTEM INC
filed 1997-03-27
CIK 701708

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


(MARK ONE)
[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required)
      For the fiscal year ended December 31, 1996
                                -----------------

                                    OR
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)


      For the transition period from ________________ to _______________

      Commission file number 0-10716
                             -------

                           CALIBER SYSTEM, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                  Ohio                               34-1365496
      -------------------------------    ---------------------------------
      (State or other jurisdiction of    (IRS Employer Identification No.)
      incorporation or organization)

      3925 Embassy Parkway, P.O. Box 5459, Akron, Ohio              44334-0459
      ------------------------------------------------              ----------
      (Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code (330) 665-5646
                                                         --------------

      Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                  Name of each exchange
                None                             on which registered
           -------------------                  ---------------------


      Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock-without par value
      -------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x    No
   -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997 was $630,986,000.

The number of shares of the issuer's common stock outstanding as of February 28,1997 was 38,916,795.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's proxy statement for the annual meeting of shareholders to be held on May 14, 1997 are incorporated by reference into Part III.

PART I

Item 1. - Business.
-------   ---------

        Caliber System, Inc., an Ohio corporation, is engaged through its subsidiaries in a broad range of transportation, logistics, and related information services. The Company's operations include a small-package carrier, a superregional freight carrier, a surface expedited carrier and a contract logistics provider. These operations provide services and solutions to meet customer requirements based upon shipment size, distance, time in transit, and distribution needs. The Company conducts these operations principally through RPS, Inc. (RPS), Viking Freight, Inc. (Viking), Roberts Express, Inc. (Roberts) and Caliber Logistics, Inc. (Logistics).

        RPS, Caliber's largest operating unit, is the second-largest ground small package carrier in the United States. RPS serves customers in the small-package market in North America and between North America and Europe, focusing primarily on the business-to-business delivery of packages weighing up to 150 pounds. RPS provides ground service to 100% of the United States population and overnight service to 45% of the United States population. Through its subsidiary, RPS, Ltd., service is provided to 100% of the Canadian population. Additionally, RPS provides service to Mexico through an arrangement with another transportation provider. RPS service extends to 27 European countries through an alliance with General Parcel Logistics, GmbH. RPS also offers service offshore to Puerto Rico, Alaska and Hawaii via a ground/air network operation in cooperation with other transportation providers. RPS provides other specialized transportation services to meet specific customer requirements in the small-package market. RPS conducts its operations primarily with 8,300 owner-operated vehicles and, in addition, owns over 8,100 trailers. Competition for high volume, profitable shipping business focuses largely on providing economical pricing and dependable service.

         In 1995, Caliber commenced the consolidation of its four regional freight carriers into Viking Freight, Inc. to form a superregional freight carrier. In March 1997, Caliber announced that it was restructuring Viking by terminating operations at its former Coles Express unit in the Northeast and Spartan Express in the Southeast and Midwest and seeking to sell its former Central Freight Lines unit in the Southwest. The restructured Viking will provide next- and second-day less-than-truckload service through 43 terminals and more than 4,000 employees serving 12 western states. (See Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations".)

        Roberts is the largest surface expedited carrier in North America, providing time definite shipping and transportation for emergency shipments. Roberts also provides similar service in Europe. Utilizing over 2,200 vehicles, Roberts delivers shipments within 15 minutes of the promised delivery time in 96% of all cases. Roberts also offers White Glove Services, requiring specially equipped vehicles and highly trained teams to handle such items as electronics, medical equipment, radioactive materials, pressurized gases, trade show exhibits and works of art. Roberts transports freight by utilizing independent owner-operators. Roberts competes principally with companies that specialize in transporting time definite shipments. Competition is based primarily on meeting exacting service requirements. Roberts competes by providing extremely reliable, fast delivery of shipments at competitive prices.

        Caliber Logistics is a contract logistics provider with expertise across the entire supply chain, from inbound materials management through distribution to the final consumer. Services provided include transportation management, dedicated transportation, warehouse operations and management, just-in-time delivery programs (including light assembly and manufacturing), customer order processing, returnable container management, freight bill payment and auditing and other management services outsourced by its customers. Competition for the provision of logistics services is vigorous.

        The operations of the Company's subsidiaries in interstate commerce are currently regulated by the Department of Transportation ("DOT") and Federal Highway Administration, which retain limited oversight authority over motor carriers. Federal legislation has been enacted that preempted regulation by the states of rates and service in intrastate freight transportation.

        The Company's subsidiaries, like other interstate motor carriers, are subject to certain DOT safety requirements governing interstate operations. In addition, vehicle weight and dimensions remain subject to both Federal and state regulations.

        The Company and its subsidiaries are subject to federal, state and local environmental laws and regulations relating to, among other things, contingency planning for spills of petroleum products and the disposal of waste oil. Additionally, the Company and its subsidiaries are subject to significant regulations dealing with underground fuel storage tanks and has environmental management programs to conform with these regulations. The Company's subsidiaries store fuel for trucks and tractors in approximately 151 underground tanks located in 23 states.

        The transportation and logistics industry is affected directly by the state of the overall economy. Seasonal fluctuations affect tonnage, revenues, and earnings. Normally, the fall of each year is the busiest shipping period for each of the Company's operating subsidiaries; the months of December and January of each year are the slowest. Shipment levels, operating costs and earnings can also be adversely affected by inclement weather.

Item 2. - Properties.
-------   -----------

Caliber System, Inc.
--------------------

        Corporate offices of the registrant and its information systems subsidiary, Caliber Technology, Inc. are located in Akron, Ohio in leased facilities.

RPS, Inc.
---------

        As of December 31, 1996, RPS operated 370 facilities, including 25 hubs. Fifty-seven of the facilities, 23 of which are hubs, are owned; and 313 facilities are leased, generally for terms of three years or less. Twelve of the facilities are operated by RPS, Ltd., RPS' subsidiary operating in Canada. The 25 hub facilities are strategically located to cover the geographic area served by RPS. These facilities, averaging 85,411 square feet, range in size from 24,000 to 185,000 square feet.

        RPS' corporate offices and information and data centers are located in the Pittsburgh, Pennsylvania area in an approximately 350,000 square foot building owned by a subsidiary of RPS.

Viking Freight, Inc.
--------------------

         Subsequent to the restructuring announced in March 1997, Viking will operate 43 terminals. The company's general offices are located in leased facilities in San Jose, California.

Roberts Express, Inc.
---------------------

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

        None.

Executive Officers of the Registrant.
-------------------------------------

Name and Age                 Present Positions and Recent Business Experience
------------                 ------------------------------------------------

Donald   C. Brown            Vice President-Human Resources since January 1996;
                             previously he served as Vice President-Corporate
                             Support Services during 1995; Assistant Controller from January 1992 through 1994; and Assistant to Vice President and Controller from December 1990 through 1991. Age 41.

John P. Chandler             Vice President and Treasurer since January 1996;
                             previously he served as Vice
                             President-Administration and Treasurer from
                             January 1994 through 1995; Vice
                             President-Administration during 1993; and
                             President of RPS from July 1990 to December 1992.
                             Age 53.

Kathryn W. Dindo             Vice President and Controller since January 1996;
                             previously she served as Assistant Controller from August 1994 through 1995. Prior to employment with the registrant, she was a partner with Ernst &
                             Young LLP since 1985. Age 47.

John E. Lynch, Jr.           Vice President,  General  Counsel and Secretary
                             since July 1996. Prior to employment with the registrant, he was a partner with Squire, Sanders and Dempsey. Age 44.

Robert J. Quinn              Vice President-Corporate Planning since April 1996.
                             Previously he served as Special Assistant to the Chairman from July 1995 through April 1996 and was on special assignment in Boston and Europe from July 1993 to June 1995. Prior to employment with the registrant, he was a principal at Mercer
                             Management Consulting. Age 42.

Daniel J. Sullivan           Chairman since October 1995; President and Chief
                             Executive Officer since August 1995; President and
                             Chief Operating Officer from January 1994 to
                             August 1995; Senior Vice President and
                             President-National Carrier Group during 1993; Vice
                             President and President-National Carrier Group during 1992; Vice President and Group Executive from July 1990 through 1991 and President of RPS through June 1990. Age 50.

Louis J. Valerio             Senior Vice President-Finance and Chief
                             Financial Officer since October 1996. Prior to employment with the registrant, he was the Corporate Controller at Westinghouse Corporation during 1995, and from
                             1988 to 1994 he was employed by
                             United Airlines in various officer
                             level positions. In his last
                             position at United, he served as
                             Senior Vice
                             President-Finance/Corporate Finance.
                             Age 47.

Officers are elected to serve on a calendar year basis except for the Chairman, President, Treasurer and Secretary, who are elected for an annual term following the annual meeting of shareholders. No family relationships exist between any of the executive officers named above or between any executive officer and any director of the registrant.

                                     PART II

Item 5. - Market for Registrant's Common Equity and Related Stockholder Matters.
-------   ---------------------------------------------------------------------

Caliber System, Inc. common stock began trading on the New York Stock Exchange under the symbol "CBB" on November 29, 1995. The company is included in the Dow Jones Transportation Average, a major barometer of the U.S. transportation industry.

The number of holders of record of the company's common stock at December 31, 1996 was approximately 7,964. The high and low prices at which Caliber System, Inc. common stock traded for each calendar quarter in 1996 and 1995 are shown below.


                                                                                                Dividend Declared
                                                 Price Range                                    Per Share

                   1996 High            1996 Low         1995 High          1995 Low            1996        1995
-----------------------------------------------------------------------------------------------------------------
March 31        $  50   1/4          $  35  7/16       $  56  3/4        $  47  3/4         $    0.18   $    0.35
June 30            43   7/8             33  3/4           49  1/2           42                   0.18        0.35
September 30       34   1/4             15  5/8           56  1/2           45  1/2              0.18        0.35
December 31        21   1/8             15  7/8           53  1/2           42 11/16             0.18        0.35
-----------------------------------------------------------------------------------------------------------------
                                                                                            $    0.72   $    1.40
-----------------------------------------------------------------------------------------------------------------



The 1995 high and low stock prices have not been adjusted to reflect the spin-off of Roadway Express.

ITEM 6. - SELECTED FINANCIAL DATA.
------    -----------------------

Amounts in thousands, except per share data


                                                                                   Years Ended December 31,
                                                                   1996         1995           1994           1993           1992
                                                               -----------   -----------    ----------    ----------     -----------


REVENUE                                                        $ 2,718,142   $ 2,448,172    $ 2,327,523   $ 1,822,490    $ 1,391,898

OPERATING EXPENSES
   Salaries, wages and benefits                                  1,054,785       937,972        876,694       677,226        473,711
   Purchased transportation                                        792,153       694,275        700,016       527,118        432,634
   Operating supplies and expenses                                 574,653       428,980        362,219       288,089        217,626
   Operating taxes and licenses                                     55,083        48,282         43,818        36,624         23,330
   Insurance and claims                                             59,757        50,552         59,644        44,685         31,667
   Provision for depreciation                                      148,715       132,383        120,029        97,565         74,599
   Impairment charge(1)                                            225,036          --             --            --             --
                                                               -----------   -----------    -----------   -----------    -----------
         TOTAL OPERATING EXPENSES                                2,910,182     2,292,444      2,162,420     1,671,307      1,253,567
                                                               -----------   -----------    -----------   -----------    -----------

         OPERATING INCOME (LOSS)                                  (192,040)      155,728        165,103       151,183        138,331

Other  income (expense), net                                       (10,316)        6,407          6,377        10,486         11,886
                                                               -----------   -----------    -----------   -----------    -----------

         INCOME  (LOSS) FROM CONTINUING OPERATIONS
         BEFORE INCOME TAXES                                      (202,356)      162,135        171,480       161,669        150,217

Income tax provision (benefit)                                     (37,233)       69,726         72,943        70,064         63,722
                                                               -----------   -----------    -----------   -----------    -----------

         INCOME (LOSS) FROM CONTINUING OPERATIONS                 (165,123)       92,409         98,537        91,605         86,495

DISCONTINUED OPERATIONS(2)
   Income (loss) from discontinued operations,
      net of income taxes                                             --         (69,950)       (78,977)       27,730         60,912
   Loss on discontinuance, net of income taxes                        --         (49,664)          --            --             --
                                                               -----------   -----------    -----------   -----------    -----------
         INCOME (LOSS) FROM DISCONTINUED OPERATIONS                   --        (119,614)       (78,977)       27,730         60,912


         INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
         ACCOUNTING CHANGES                                       (165,123)      (27,205)        19,560       119,335        147,407


CUMULATIVE EFFECT OF ACCOUNTING CHANGES(3)
   Continuing operations                                              --            --             --          (3,440)          --
   Discontinued operations                                            --            --             --         (14,691)          --
                                                               -----------   -----------    -----------   -----------    -----------
                                                                      --            --             --         (18,131)          --
                                                               -----------   -----------    -----------   -----------    -----------

           NET INCOME (LOSS)                                   $  (165,123)  $   (27,205)   $    19,560   $   101,204    $   147,407
                                                               ===========   ===========    ===========   ===========    ===========

EARNINGS (LOSS) PER SHARE(4)
        Income (loss) from continuing operations               $     (4.18)  $      2.34    $      2.50   $      2.32    $      2.19
        Discontinued operations:
             Income (loss) from discontinued operations               --           (1.77)         (2.00)         0.70           1.54
             Loss on discontinuance                                   --           (1.26)          --            --             --
                                                               -----------   -----------    -----------   -----------    -----------
                                                                      --           (3.03)         (2.00)         0.70           1.54

Cumulative effect of accounting changes:
        Continuing operations                                         --            --             --           (0.09)          --
        Discontinued operations                                       --            --             --           (0.37)          --
                                                               -----------   -----------    -----------   -----------    -----------
                                                                      --            --             --           (0.46)          --
                                                               -----------   -----------    -----------   -----------    -----------
           NET INCOME (LOSS)                                   $     (4.18)  $     (0.69)   $      0.50   $      2.56    $      3.73
                                                               ===========   ===========    ===========   -----------    ===========

Cash dividends declared per share                              $      0.72   $      1.40    $      1.40   $      1.37    $      1.27
Average number of shares of common stock outstanding                39,484        39,459         39,392        39,521         39,521
Total Assets                                                   $ 1,432,167   $ 1,389,270    $ 1,509,846   $ 1,466,509    $ 1,350,072
Long-Term Debt                                                 $   200,000   $      --      $      --     $      --      $      --
Total Shareholders' Equity                                     $   538,647   $   736,301    $ 1,015,394   $ 1,047,151    $ 1,021,360

------------------------------------------------------------------------------------------------------------------------------------

Notes:

1) The company announced a major restructuring of the Viking operations on March 27, 1997. Nonrecurring charges relating to the restructuring of $225 million are included in 1996 operating expenses. See Note K to the consolidated financial statements.

2) Includes spin-off of Roadway Express, Inc. and the exit from the air freight business served by Roadway Global Air, Inc. as described in Note I to the consolidated financial statements.

3) Changes in methods of accounting for income taxes and retiree medical benefits in 1993.

4) Earnings per share are computed on the average number of shares of common stock outstanding during each year.



              ACQUISITIONS

- June 1992 - Codes Express acquired
- April 1993 - Central Freight Lines acquired

Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.
------    ---------------------------------------------------------------

         On December 14, 1995, the shareholders of Caliber System, Inc. (formerly Roadway Services, Inc.) approved the spin-off to the company's shareholders of approximately 95% of the stock of its wholly-owned subsidiary, Roadway Express (REX), the company's national long haul, less-than-truckload
(LTL) motor freight carrier. In addition, during the last quarter of 1995, the company exited the air freight business served by Roadway Global Air (RGA), a wholly-owned subsidiary. Therefore, this discussion and analysis does not include the operations of REX and RGA.

RESULTS OF OPERATIONS - 1996 VS. 1995

         Consolidated revenue in 1996 amounted to $2.72 billion, an increase of 11% over 1995 revenue of $2.45 billion. All operating units experienced revenue growth over 1995 levels.

         Revenue for 1996 at RPS, the company's small package carrier, increased to $1.34 billion or 4% over 1995 revenue of $1.29 billion. The increase was primarily attributable to higher package volume from the growth of its Overnight Ground(sm) product where capacity was added in several next day markets increasing service during 1996 to 45% of the nation's population. A rate increase implemented in February 1996 also marginally contributed to the year over year revenue improvement as an intensely competitive pricing environment resulted in significant rate erosion during the year. RPS revenue for the fourth quarter grew 6.2% over 1995 levels, the highest quarterly year over year growth in 1996. Increased volume in the fourth quarter was positively affected by RPS' better than 95% on-time service. However, modest retail sales in the non-durable goods sectors, which represent over 50% of RPS' volume, continued to affect revenue growth.

         Revenue at Viking Freight (Viking), the company's superregional carrier, amounted to $965.8 million for 1996, an increase of 15.8% over 1995 revenues of $834.1 million. Revenues increased at Viking due to volume growth but were negatively impacted by continued discounting within the industry. Viking's revenue growth for the fourth quarter slowed to 13.6% over fourth quarter 1995 levels reflecting the impact of Viking's revenue yield improvement strategy to reduce unprofitable business.

         Growth at Caliber Logistics (Logistics) contributed significantly to the overall increase in revenue during 1996. 1996 net revenues at Logistics, which are included in consolidated revenues, increased 48.7% over 1995 while gross revenues were $506 million, an increase of 59% over 1995 levels. Roberts Express (Roberts), the company's expedited carrier, experienced a 6% growth in year over year revenues. Each of these units generated approximately $200 million of net revenue.

         Consolidated operating expenses, excluding the impairment charge for Viking discussed below, increased $392.7 million or 17.1% over 1995 levels. This change was primarily due to increases at Viking of $228 million or 26.3% over 1995 levels, and higher fixed costs at RPS resulting from the unit's continuing expansion and investment in technology and equipment. In addition, operating expenses increased due to higher business levels at all units in 1996 over 1995. During 1996, Viking experienced significant one-time costs and operating inefficiencies associated with the consolidation of the company's regional carriers. Tonnage growth beyond planned levels generated additional expenses because of lower productivity, excessive overtime, hiring and training of new employees, equipment rentals and purchased transportation. Operating expenses at Viking were also negatively affected by higher than expected provisions for uncollectible accounts receivable. Increased fuel prices also contributed to the overall increase in operating expenses.

         A major restructuring of the Viking operations was announced on March 27, 1997. As a result of this restructuring, the company recorded a non-cash $225 million asset impairment charge ($175 million net of tax or $4.43 per share) related to the write-down of goodwill of $82 million and property and equipment of $143 million which has been reflected in the 1996 operating results. Additional restructuring charges, which include employee severance and other restructuring costs, will be included in the company's operating results for the first quarter of 1997.

         The consolidated operating loss for 1996 was $192 million, including the impairment charge for Viking; operating income was $33 million excluding this charge. 1996 operating income, excluding the Viking impairment charge, decreased $122.7 million from 1995 resulting in a 1996 operating margin of 1.2% compared to 6.4% in 1995. Overall operating results were negatively affected by the impairment charge at Viking, inefficiencies and costs related to Viking's consolidation process, higher fixed costs at RPS, aggressive discounting and overcapacity in the freight industry. Operating income at RPS amounted to $119 million for 1996, a decline of $42 million from 1995 levels. Viking's operating loss for 1996 was $352.8 million including the impairment charge and $127.8 million excluding this charge. This compares to a loss of $31.5 million last year at Viking. Roberts continues to maintain excellent margins. Logistics' margins improved over 1995 levels. Operating results were positively impacted by an overall reduction in pension expense of approximately $13 million primarily due to a higher level of pension fund assets coupled with an increase in the expected long-term rate of return on plan assets.

         Increased interest expense of $10.6 million reflecting higher borrowing levels and the loss of interest income from discontinued operations of $8.2 million were the principal factors impacting other income (expense), net in 1996.

         The income tax benefit was 18.4% of loss before income taxes. This rate differed from the U.S. federal statutory rate due primarily to the effects of the write off of goodwill, state income taxes and non-deductible operating costs.

         The loss per share from continuing operations amounted to $4.18 in 1996 compared to income per share from continuing operations of $2.34 in 1995. Excluding the Viking impairment charge, income per share from continuing operations would have been $0.25 in 1996.

RESULTS OF OPERATIONS - 1995 VS. 1994

         Consolidated revenue in 1995 amounted to a record $2.45 billion, an increase of $120.6 million or 5.2% over 1994, when revenues were positively impacted by the 24-day strike by the Teamsters against most unionized LTL carriers. Revenue increased in 1995 at all operating units except Roberts. The largest share of the revenue growth was attributable to RPS which reported revenue of $1.29 billion, an increase of $77.2 million or 6.3% over 1994. This increase was a result of growth in package volume and the effects of a rate increase implemented in early 1995. Caliber Logistics contributed significantly to the revenue increase due to on-going expansion of the business, reporting a 45.9% increase in revenue over 1994. Revenues at Viking Freight (formerly the Roadway Regional Group) amounted to $834.1 million or an increase of 3.4% over 1994. This increase was experienced despite a decline in revenue at Central Freight Lines (Central) of 8.6% due to the impact of intrastate deregulation in Texas. Overall, revenue fell short of plan at Viking as a result of the slowing economy and the aggressive discounting and overcapacity being experienced in the industry. Roberts experienced a revenue decline of 13.2% due principally to the sluggish economy.

         Operating expenses increased $130 million or 6% over 1994. This increase resulted primarily from higher business volumes at all business units except Roberts, with RPS and Viking reporting operating expense increases of 5.2% and 8.6%, respectively. Operating supplies and expenses at Viking were impacted by costs of $6.6 million associated with the consolidation of the company's regional carriers and the write-off of $3.1 million of goodwill for Coles Express as a result of the adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As planned, Viking also incurred additional costs related to PRISM, a major reengineering and information technology project that was launched in 1994. Depreciation expense during 1995 at the company's information and technology unit was $6.7 million lower than 1994 due to certain information processing equipment becoming fully depreciated in 1994. Insurance and claims related expenses declined $9.1 million in 1995 primarily as a result of on-going claims management and safety-related programs. Higher than normal operating expenses were incurred in 1994 which included the effect of a settlement with the IRS as described in Note J to the consolidated financial statements. The net after-tax cost of the settlement amounted to $13.7 million or $.35 per share in 1994. Also included in 1994 was a charge to operating expenses of $5.8 million related to federal legislation that required the write-off of the remaining asset values of intrastate operating rights.

         Operating income amounted to $155.7 million for 1995 compared to $165.1 million in 1994. Overall operating results were negatively impacted by the aggressive discounting of freight rates and the effects of the sluggish economy. The resulting lower-than-planned volumes and higher operating expenses negatively impacted margins in 1995, which declined from 7.1% in 1994 to 6.4% in 1995. RPS was negatively impacted by the economy, particularly in the retail industry, which affected its rate of growth. Despite stringent cost controls, operating income was 2% below 1994 before the charge for the IRS settlement mentioned above. Viking's margins were impacted by the consolidation costs and the write-off of goodwill, previously mentioned, along with PRISM project costs, resulting in an operating loss for Viking in 1995 of $31.5 million compared to an operating profit in 1994 of $9.5 million. Caliber Logistics experienced improved margins over the prior year. Effective cost controls at Roberts allowed it to maintain its margins despite a decline in volume.

         Other income, net, includes increased interest expense of $3.8 million as a result of borrowings under new debt agreements put into place during 1995. Also included is interest income on intercompany advances to discontinued operations of $8.2 million in 1995 and $3.9 million in 1994 that will not continue in future years.

         Income taxes were 43% of income before income taxes. This rate exceeded the U.S. federal statutory rate due primarily to state income taxes and non-deductible operating costs.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow provided by operating activities of $102.3 million was $215.2 million less than net property additions of $282.7 million and dividends of $34.8 million. The shortfall was funded by borrowings. In August 1996, the company sold $200 million of 7.8% notes due August 1, 2006. The company is a party to bank credit facilities providing for up to $300 million of term loans and up to $25 million of borrowings under revolving credit. Both agreements are unsecured and interest is based on variable rates. Outstanding bank borrowings amounted to $230 million at year end with $95 million available for future borrowings subject to the limitations of the loan covenants. The bank loan agreements contain covenants requiring the company to maintain a minimum level of consolidated net worth and limiting, among other things, the ratio of debt to earnings, the incurrence of secured debt and sales of certain of the company's assets.

         1997 capital expenditures are currently estimated to approximate $140 million of which 60% is expected to be for technology and highly automated freight handling equipment, 30% for real estate and 10% for revenue and support equipment. The company anticipates that through available borrowing capacity and cash flows from operations it will be able to fund short-term cash requirements from the Viking restructuring, capital expenditures during 1997 and provide adequate levels of working capital and funds for payment of dividends and interest. The sale of Central and elimination of Viking's unprofitable divisions are expected to have a positive effect on earnings and cash flows.
Net proceeds from the sale of Viking's assets, as a result of the restructuring, will be used to reduce outstanding debt. To further lower debt, in March 1997 the Board of Directors reduced the regular quarterly dividend from $0.18 per share to $0.10 per share payable August 1, 1997. The future amount of cash dividends is subject to the discretion of the Board. Future dividend decisions will be affected by a number of factors, including the company's future operating results, financial conditions and other factors.

CURRENT TRENDS AND OUTLOOK

         The transportation, intermodal and logistics marketplace continues to experience rapid change in response to demands for quality and time-based management. Discounting and the effects of overcapacity in the industry are anticipated to continue throughout 1997 in many of the markets served by the company's operations, and it is expected that industry margins will remain under pressure. During 1997, the company's operating units will focus on their core business segments while seeking to control headcount and other costs. At RPS, it is anticipated that net rate levels will improve as a result of a rate increase effective on February 3, 1997, although discounting will continue. RPS plans to continue the expansion of next-day delivery service in 1997, with the continuing objective of serving 95% of the U.S. population with next-day delivery service by the year 2001. The restructured Viking will provide next- and second-day less-than-truckload service through 43 terminals and more than 4,000 employees serving 12 western states. Viking will continue to work with Caliber's other operating units to offer integrated, customized solutions for customers who need a comprehensive transportation and logistics program.

CERTAIN FORWARD-LOOKING STATEMENTS

         This Form 10-K, including information under the captions "Liquidity and Capital Resources" and "Current Trends and Outlook" contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions; competitive initiatives and pricing pressures; availability and cost of capital; shifts in market demand; weather conditions; the performance and needs of industries serviced by the company's businesses; actual future costs and employee wages and benefits; actual costs of continuing investments in technology; the timing and amount of capital expenditures; and actual costs and effects of the restructuring of the business served by Viking.

Item 8. - Financial Statements and Supplementary Data.
------------------------------------------------------

The response to this Item is submitted in a separate section of this report.

Item 9. - Changes in and Disagreements with Accountants on Accounting and
----------------------------------------------------------------------------
          Financial Disclosure.
          ---------------------

        None.

                                    PART III

Item 10. - Directors and Executive Officers of the Registrant.
--------- ----------------------------------------------------

        In response to the information called for by Item 401 of Regulation S-K with respect to directors of the registrant, the material set forth under the heading "Information About Nominees for Directors" in the registrant's proxy statement for the annual meeting of shareholders to be held on May 14, 1997, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission, is incorporated herein by reference.

        In response to the information called for by Item 401 of Regulation S-K with respect to executive officers of the registrant, the material set forth under the heading "Executive Officers of the Registrant" in Part I of this Form 10-K Annual Report for the year ended December 31, 1996, is incorporated herein by reference.

Item 11. - Executive Compensation.
--------- ------------------------

        In response to the information called for by this Item with respect to directors of the registrant, the material set forth under the heading "Director Compensation" in the registrant's proxy statement for the annual meeting of shareholders to be held on May 14, 1997, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission, is incorporated herein by reference.

        In response to the information called for by this Item with respect to executive officers of the registrant, the material set forth under the heading "Executive Compensation and Shareholdings by Executive Officers" in the registrant's proxy statement for the annual meeting of shareholders to be held on May 14, 1997, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission, is incorporated herein by reference.

Item 12. - Security Ownership of Certain Beneficial Owners and Management.
--------- ----------------------------------------------------------------

        In response to the information called for by this Item, the material set forth under the heading "Principal Holders of Company Common Stock on February 28, 1997," including the notes thereto; the material set forth under the heading "Information About Nominees for Directors," including the notes thereto; the material set forth under the heading "Ownership of Company Common Stock by Management," including the notes thereto; and the material set forth under "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's proxy statement for the annual meeting of shareholders to be held on May 14, 1997, which will be filed pursuant to Regulation 14A with the Securities and Exchange Commission, is incorporated herein by reference.

Item 13. - Certain Relationships and Related Transactions.
--------- ------------------------------------------------

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

     (b)       Reports on Form 8-K Filed in the Fourth Quarter of 1996:

               - A report on Form 8-K as of September 23, 1996 was filed under Item 5 announcing Third Quarter 1996 results.

               -    A report on Form 8-K as of October 14, 1996 was filed under
                    Item 5 announcing the election of Louis J. Valerio, Senior Vice President-Finance and Chief Financial Officer.

               -    A report on Form 8-K as of November 13, 1996 was filed under
                    Item 5 announcing the declaration of dividend by the Board of Directors and several management changes at the registrant's subsidiary, Viking Freight, Inc.

               -    A report on Form 8-K as of December 19, 1996 was filed under
                    Item 5 announcing the election of Rodger G. Marticke as the President and Chief Executive Officer of Viking Freight, Inc. replacing Ronald G. Pelzel who will retire at year end; the election of Thomas I. Escott as President of Caliber Logistics, Inc. replacing Rodger G. Marticke; and operational changes at Viking Freight, Inc. which would result in the closing of 30 terminals and elimination of 1,500 positions.

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

                                       CALIBER SYSTEM, INC.

Date March 27, 1997                    By Daniel J. Sullivan
    ---------------                      ------------------------------------
                                       Daniel J. Sullivan, Chairman,
                                       President and Chief Executive Officer

Date March 27, 1997                    By L.J. Valerio
    ---------------                    --------------------------------------
                                       L. J. Valerio, Senior Vice President-
                                       Finance and Chief Financial Officer

Date March 27, 1997                    By Kathryn W. Dindo
    ---------------                    ---------------------------------------
                                       Kathryn W. Dindo,
                                       Vice President and Controller

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       CALIBER SYSTEM, INC.

Date March 27, 1997                    By G. B. Beitzel
    ---------------                    ---------------------------------------
                                       G. B. Beitzel, Director

Date March 27, 1997                    By R. A. Chenoweth
    ---------------                    ---------------------------------------
                                       R. A. Chenoweth, Director

Date March 27, 1997                    By Charles R. Longsworth
    ---------------                    ---------------------------------------
                                       Charles R. Longsworth, Director

Date March 27, 1997                    By Daniel J. Sullivan
    ---------------                    ---------------------------------------
                                       Daniel J. Sullivan, Director

Date March 27, 1997                    By H. Mitchell Watson, Jr.
    ---------------                    ---------------------------------------
                                       H. Mitchell Watson, Jr., Director

                           ANNUAL REPORT ON FORM 10-K

                    ITEM 8, ITEM 14(a) (1) AND (2), AND 14(d)

          LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FINANCIAL STATEMENT SCHEDULE

                          YEAR ENDED DECEMBER 31, 1996

                              CALIBER SYSTEM, INC.

                                   AKRON, OHIO

FORM 10-K--ITEM 14(a) (1) AND (2)

CALIBER SYSTEM, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Caliber System, Inc. and subsidiaries are included in Item 8:

          Report of Independent Auditors

          Consolidated Balance Sheets - December 31, 1996 and 1995

          Consolidated Statements of Income - Years ended December 31, 1996, 1995, and 1994

          Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995, and 1994

          Consolidated Statements of Shareholder's Equity - Years ended December 31, 1996, 1995, and 1994

          Notes to Consolidated Financial Statements - December 31, 1996

          Summary of Quarterly Results of Operations - Years ended December 31, 1996 and 1995

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

REPORT OF INDEPENDENT AUDITORS
To the Board of Directors
Caliber System, Inc.

We have audited the accompanying consolidated balance sheets of Caliber System, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caliber System, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Akron, Ohio                                         ERNST & YOUNG LLP
January 23, 1997,
except for Note K, as to which the date is March 27, 1997

CONSOLIDATED BALANCE SHEETS
CALIBER SYSTEM, INC.

                      ASSETS                                                     DECEMBER 31
                                                                              1996        1995
                                                                           ---------    --------
                                                                           (dollars in thousands)
CURRENT ASSETS
     Cash and cash equivalents                                             $  38,829    $ 34,908
     Accounts receivable, net of allowances
        of $32,000 in 1996 and $13,000 in 1995                               365,033     273,124
     Prepaid expenses and supplies                                            72,813      66,630
     Deferred income taxes                                                    47,801      27,562
                                                                          ----------  ----------
           TOTAL CURRENT ASSETS                                              524,476     402,224

PROPERTY AND EQUIPMENT, NET                                                  848,319     857,347

Cost in excess of net assets of businesses acquired, net of amortization       5,015      89,761
Other assets                                                                  54,357      39,938
                                                                          ----------  ----------
TOTAL ASSETS                                                              $1,432,167  $1,389,270
                                                                          ==========  ==========




                          LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                 DECEMBER 31
                                                                              1996        1995
                                                                           ---------    --------
                                                                           (dollars in thousands)
CURRENT LIABILITIES
     Short-term debt                                                        $230,000    $197,500
     Accounts payable                                                        262,313     219,406
     Salaries and wages                                                       80,259      74,790
     Self-insurance accruals                                                  50,439      49,992
     Dividend payable                                                          7,030      13,671
                                                                          ----------  ----------
          TOTAL CURRENT LIABILITIES                                          630,041     555,359

LONG-TERM LIABILITIES
     Long-term debt                                                          200,000          --
     Self-insurance accruals                                                  40,809      39,832
     Deferred income taxes                                                    22,670      57,778
                                                                          ----------  ----------
          TOTAL LONG-TERM LIABILITIES                                        263,479      97,610

SHAREHOLDERS' EQUITY
     Serial preferred stock - without par value:
     Authorized - 40,000,000 shares; Issued - none                                --          --
     Common stock - without par value:
     Authorized - 200,000,000 shares; Issued - 40,896,414,shares              39,898      39,898
     Additional capital                                                       50,735      51,322
     Retained earnings                                                       503,496     696,803
                                                                          ----------  ----------
                                                                             594,129     788,023
     Treasury stock, at cost
          (1996 - 1,605,000 shares, 1995 - 1,394,000 shares)                  55,482      51,722
                                                                          ----------  ----------
          TOTAL SHAREHOLDERS' EQUITY                                         538,647     736,301
                                                                          ----------  ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $1,432,167  $1,389,270
                                                                          ==========  ==========




See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
CALIBER SYSTEM, INC.

                                                                         YEARS ENDED DECEMBER 31
                                                                 1996           1995           1994
                                                              -----------    -----------    -----------
                                                           (dollars in thousands, except per share data)
REVENUE                                                      $  2,718,142    $ 2,448,172    $ 2,327,523

OPERATING EXPENSES
     Salaries, wages and benefits                               1,054,785        937,972        876,694
     Purchased transportation                                     792,153        694,275        700,016
     Operating supplies and expenses                              574,653        428,980        362,219
     Operating taxes and licenses                                  55,083         48,282         43,818
     Insurance and claims                                          59,757         50,552         59,644
     Provision for depreciation                                   148,715        132,383        120,029
     Impairment charge                                            225,036             --             --
                                                              -----------    -----------    -----------
           TOTAL OPERATING EXPENSES                             2,910,182      2,292,444      2,162,420
                                                              -----------    -----------    -----------

           OPERATING INCOME (LOSS)                               (192,040)       155,728        165,103

Other  income (expense), net                                      (10,316)         6,407          6,377
                                                              -----------    -----------    -----------

            INCOME  (LOSS) FROM CONTINUING OPERATIONS
            BEFORE INCOME TAXES                                  (202,356)       162,135        171,480

Provision (benefit) for income taxes                              (37,233)        69,726         72,943
                                                              -----------    -----------    -----------

            INCOME (LOSS) FROM CONTINUING OPERATIONS             (165,123)        92,409         98,537

DISCONTINUED OPERATIONS
     Loss from discontinued operations, net of income taxes            --        (69,950)       (78,977)
     Loss on discontinuance, net of income taxes                       --        (49,664)            --
                                                              -----------    -----------    -----------
          LOSS FROM DISCONTINUED OPERATIONS                            --       (119,614)       (78,977)
                                                              -----------    -----------    -----------


        NET INCOME (LOSS)                                     $  (165,123)   $   (27,205)   $    19,560
                                                              ===========    ===========    ===========


EARNINGS (LOSS) PER SHARE
     Income (loss) from continuing operations                 $     (4.18)   $      2.34    $      2.50
     Discontinued operations:
          Loss from discontinued operations                            --          (1.77)         (2.00)
          Loss on discontinuance                                       --          (1.26)            --
                                                              -----------    -----------    -----------
                                                                       --          (3.03)         (2.00)
                                                              -----------    -----------    -----------
        NET INCOME (LOSS)                                     $     (4.18)   $     (0.69)   $      0.50
                                                              ===========    ===========    ===========



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CALIBER SYSTEM, INC.



                                                                                            YEARS ENDED DECEMBER 31
                                                                                         1996        1995        1994
                                                                                       --------    --------    --------
                                                                                           (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
       Income (loss) from continuing operations                                       $(165,123)  $  92,409   $  98,537

       Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
                 Depreciation and amortization                                          151,425     138,342     122,859
                 Deferred taxes                                                         (55,347)      7,866     (14,288)
                 Impairment charge                                                      225,036          --          --
                 Changes in operating assets and liabilities:
                           Accounts receivable                                          (91,909)    (14,093)    (56,850)
                           Accounts payable and accrued items                            48,823       7,465     111,993
                           Other assets and liabilities                                 (10,643)      7,607      20,146
                                                                                       --------    --------   ---------
                           NET CASH PROVIDED BY OPERATING ACTIVITIES                    102,262     239,596     282,397

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment                                             (292,387)   (288,134)   (226,559)
       Sales of property and equipment                                                    9,700       4,472       4,185
       Net advances to discontinued operations                                           (2,527)    (60,000)    (57,000)
                                                                                       --------    --------   ---------
                           NET CASH USED IN INVESTING ACTIVITIES                       (285,214)   (343,662)   (279,374)

CASH FLOWS FROM FINANCING ACTIVITIES
       Dividends paid                                                                   (34,825)    (54,688)    (54,613)
       Dividends received from discontinued operations                                       --       7,500      12,000
       Increase in short-term debt, net                                                  32,500     197,500          --
       Proceeds from issuance of long-term debt                                         200,000          --          --
                                                                                       --------    --------   ---------
                           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          197,675     150,312     (42,613)
                                                                                       --------    --------   ---------
                           CASH FLOWS PROVIDED BY (USED IN) CONTINUING OPERATIONS        14,723      46,246     (39,590)

                           CASH FLOWS USED IN DISCONTINUED OPERATIONS                   (10,802)    (26,118)    (40,764)
                                                                                       --------    --------   ---------
                            NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          3,921      20,128     (80,354)
                           CASH  AND CASH EQUIVALENTS AT BEGINNING OF YEAR               34,908      14,780      95,134
                                                                                       --------    --------   ---------
                           CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 38,829    $ 34,908   $  14,780
                                                                                       ========    ========   =========






See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
CALIBER SYSTEM, INC.



                                                        COMMON STOCK                                  TREASURY STOCK      TOTAL
                                                      ----------------   ADDITIONAL     RETAINED    -----------------  SHAREHOLDERS'
                                                      SHARES    AMOUNT    CAPITAL       EARNINGS    SHARES     AMOUNT     EQUITY
                                                      ------    ------   ----------     --------    ------     ------  ------------
                                                                                        (amounts in thousands)
Balance at January 1, 1994                            40,896   $39,898   $ 50,446    $ 1,013,519     1,527   $(56,712)  $ 1,047,151
     Net income                                           --        --         --         19,560        --         --        19,560
     Cash dividends declared ($1.40 per share)            --        --         --        (54,620)       --         --       (54,620)
     Net shares issued in connection with
         stock plans                                      --        --        707             --       (50)     2,596         3,303
                                                      ------   -------   --------    -----------    ------   --------    ----------


Balance at December 31, 1994                          40,896    39,898     51,153        978,459     1,477    (54,116)    1,015,394
     Net loss                                             --        --         --        (27,205)       --         --       (27,205)
     Cash dividends declared ($1.40 per share)            --        --         --        (54,706)       --         --       (54,706)
     Distribution of Roadway Express                      --        --         --       (199,745)       --         --      (199,745)
     Net shares issued in connection with
        stock plans                                       --        --        169             --       (83)     2,394         2,563
                                                      ------   -------   --------    -----------    ------   --------    ----------

Balance at December 31, 1995                          40,896    39,898     51,322        696,803     1,394    (51,722)      736,301
     Net loss                                             --        --         --       (165,123)       --         --      (165,123)
     Cash dividends declared ($.72 per share)             --        --         --        (28,184)       --         --       (28,184)
     Net shares repurchased in connection with
        stock plans                                       --        --       (587)            --       211     (3,760)       (4,347)
                                                      ------   -------   --------    -----------    ------   --------    ----------

Balance at December 31, 1996                          40,896   $39,898   $ 50,735    $   503,496     1,605   $(55,482)  $   538,647
                                                      ======   =======   ========    ===========    ======   ========    ==========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Caliber System, Inc.
December 31, 1996

Effective January 2, 1996, the company spun-off its wholly-owned subsidiary, Roadway Express, Inc. (REX) to the company's shareholders. Also, during 1995 the company announced plans to exit the air freight business served by Roadway Global Air, Inc. (RGA). REX and RGA have been reflected as discontinued operations in the accompanying financial statements. Accordingly, unless otherwise stated, the accompanying notes for all years presented exclude these businesses.

NOTE A - ACCOUNTING POLICIES

Operations and Principles of Consolidation
------------------------------------------
The company's operations are exclusively in the transportation industry. Operations, listed in relative significance based on consolidated revenues, include a small-package carrier, a superregional freight carrier, a contract logistics provider and a surface expedited carrier . The company serves customers in most industries, with a concentration in the retail and manufacturing industries. The consolidated financial statements include the accounts and operations of the company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents
-------------------------
The company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

Property and Equipment
----------------------
Depreciation of property and equipment is computed by the straight line method based on the useful lives of the assets. Interest costs for the construction of certain long-term assets are capitalized and amortized over the useful life of the related asset. The company capitalized interest costs of $6.3 million during 1996 and $5.4 million in 1995. See Note K.

Cost in Excess of Net Assets of Businesses Acquired
---------------------------------------------------
These costs ($7.5 million) are being amortized on the straight line method over a 40-year period from the respective acquisition dates of the acquired businesses. The carrying value of cost in excess of net assets of businesses acquired ("goodwill") is reviewed to determine if an impairment is suggested. If this review indicates that goodwill may not be recoverable, the company's carrying value of the goodwill will be reduced. See Note K.

Self-Insurance Accruals
-----------------------
The company is self-insured up to certain levels for health care, workers' compensation, property damage, public liability and cargo claims. Accruals are estimated each year based on historical claim costs and include estimated amounts for incurred but not reported claims. Expenses resulting from workers' compensation and health care claims are included in salaries, wages and benefits in the consolidated statement of income.

Revenue
-------
The company recognizes revenue on the date freight is delivered.

Income Taxes
------------
Deferred income taxes are provided for temporary differences between the basis of the company's assets and liabilities for financial reporting and income tax purposes.

Earnings Per Share
------------------
Earnings per share is computed on the average number of shares of common stock outstanding during each year: 39,484,000 in 1996, 39,459,000 in 1995 and 39,392,000 in 1994.

Use of Estimates in the Financial Statements
--------------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Although actual results could differ from these estimates, significant adjustments to these estimates historically have not been required.

Change in Accounting Principles
-------------------------------
Effective January 1, 1996, the company adopted Statement of Financial Accounting Standards No. (SFAS) 123, "Accounting for Stock-Based Compensation." Under SFAS 123, companies may elect to adopt the fair value method of accounting for stock-based compensation or continue to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) to measure expense associated with stock-based compensation. The company has elected to continue to follow APB 25 which results in net income (loss) and earnings(loss) per share that are not materially different from amounts determined using the fair value method of SFAS 123.

During 1995, the company adopted the provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires impairment losses to be recognized for long-lived assets used in continuing operations when indicators of impairment are present and the assets' carrying value is not anticipated to be recovered through future operations or sale. The application of SFAS 121 resulted in a charge to 1996 operating results of $225 million ($175 million net of tax or $4.43 per share). See Note K.

Reclassifications
-----------------
Certain amounts presented in prior years' financial statements have been reclassified to conform with the 1996 presentation.

NOTE B  - FINANCING ARRANGEMENTS

In July 1996, the company filed a shelf registration statement to issue up to $400 million in unsecured debt securities. These securities may be offered as a separate series in amounts, at prices and on terms to be determined by market conditions at the time of sale. Net proceeds from the sale of the securities may be used for working capital and general corporate purposes.

During the third quarter of 1996, the company issued $200 million of unsecured notes under this registration statement which are included in long-term debt. The notes mature on August 1, 2006 and bear interest at 7.80%. Net proceeds received from the issuance of these notes were used to temporarily reduce outstanding borrowings on the company's short-term bank loans.

The notes contain restrictive covenants limiting the ability of the company and its subsidiaries to incur liens on assets and enter into certain leasing transactions.

Short-term debt consisted of borrowings of $230 million and $185 million at December 31, 1996 and 1995, respectively, under an unsecured $300 million Credit Agreement with several banks which expires in March 1999. Borrowings also consisted of $12.5 million in 1995 under an unsecured $25 million revolving bank line of credit which expires in April 1998. Interest on outstanding borrowings is based on various rates as defined in the agreements. These agreements contain covenants requiring the company to maintain a minimum level of consolidated net worth and limiting, among other things, the ratio of debt to earnings, the incurrence of secured debt and sales of certain of the company's assets. The weighted average interest rate on all short-term borrowings during 1996 was 5.76% and 6.44% in 1995. Total interest payments amounted to $13.5 million and $8.5 million during 1996 and 1995, respectively.

The outstanding balance of long-term and short-term debt approximates fair value at December 31, 1996 and 1995.

NOTE C - OTHER FINANCIAL DATA

Property and equipment (at cost) consists of the following:

                                                                1996          1995
                                                             ----------   ----------
                                                             (dollars in thousands)
Land                                                         $  103,331   $  111,453
Structures                                                      413,584      377,002
Equipment                                                     1,052,097      986,479
                                                             ----------   ----------
                                                              1,569,012    1,474,934

Less allowance for depreciation                                 720,693      617,587
                                                             ----------   ----------
Total Property and Equipment                                 $  848,319   $  857,347
                                                             ==========   ==========


Accounts payable consists of the following:

                                                                 1996         1995
                                                             ----------   ----------
                                                              (dollars in thousands)

Trade and other payables                                     $  207,079   $  177,015
Drafts outstanding                                               39,595       27,854
Taxes, other than income                                         15,639       14,537
                                                             ----------   ----------
Total Accounts Payable                                       $  262,313   $  219,406
                                                             ==========   ==========

Other income (expense), net consists of the following:

                                                             Year Ended December 31
                                                             ----------------------
                                                      1996            1995            1994
                                                    --------        --------        -------
                                                            (dollars in thousands)

Interest income                                     $    830         $   982         $2,357
Interest income from discontinued operations              --           8,227          3,899
Interest expense                                     (14,391)         (3,800)            --
Other, net                                             3,245             998            121
                                                    --------         -------         ------
Other Income (Expense), net                         $(10,316)        $ 6,407         $6,377
                                                    ========         =======         ======

Interest income from discontinued operations represented intercompany interest charged to REX and RGA for borrowings directly attributable to these entities.

NOTE D - EMPLOYEE BENEFIT PLANS

Retirement Plans
----------------

The company has defined benefit pension plans covering certain employees. The benefits are based on, among other things, years of service and average compensation during employment with the company. The company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements, plus such additional amounts the company may determine to be appropriate.

The following table reconciles the funded status of the company's pension plans to prepaid pension cost which is reflected in other assets in the consolidated balance sheet.

                                                                                            1996          1995
                                                                                          ---------    ---------
                                                                                          (dollars in thousands)
Actuarial Present Value of Benefit Obligations

Accumulated  benefit  obligation,  including  vested  benefits  of $182,190
in 1996 and $177,369 in 1995                                                              $ 206,240    $ 201,995
                                                                                          =========    =========

Projected benefit obligation for service rendered to date                                 $ 239,499    $ 231,774
Plan assets at fair value, primarily listed stocks, bonds and U.S. government
securities                                                                                  339,387      305,378
                                                                                          ---------    ---------
Plan assets greater than projected benefit obligation                                        99,888       73,604
Unrecognized net gain                                                                       (57,217)     (46,019)
Unrecognized prior service cost                                                              18,398       20,102
Unrecognized net asset at transition                                                        (16,864)     (18,269)
                                                                                          ---------    ---------
Prepaid  Pension Cost                                                                     $  44,205    $  29,418
                                                                                          =========    =========

                                      -25-

Net pension cost consists of the following:

                                                    1996        1995        1994
                                                  --------    --------    --------
                                                     (dollars in thousands)

Service cost of benefits earned during the year   $ 13,952    $ 12,685    $ 11,845
Interest cost on projected benefit obligation       15,616       8,495       7,450
Actual return on plan assets                       (39,571)    (10,615)     (5,517)
Net amortization and deferral                       10,985       3,367         274
                                                  --------    --------    --------
Net Pension Cost                                  $    982    $ 13,932    $ 14,052
                                                  ========    ========    ========

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7% and 4% in 1996 and 1995, respectively. The expected long-term rate of return on assets was 8.75% in 1996 and 7.75% in 1995 and 1994. The change in the expected long-term rate of return decreased pension cost in 1996 by approximately $3 million.

The company contributed $16.6 million in 1996, $14.6 million in 1995 and $14 million in 1994 to various employee defined contribution plans which invest primarily in company stock. Annual contributions are related primarily to employees' salaries and wages.

Postretirement Health Care Benefits
-----------------------------------
The company provides health care benefits to certain retirees who contribute to the costs of these benefits. The following table sets forth the amounts reflected in long-term self-insurance accruals in the consolidated balance sheet:

                                                          1996           1995
                                                        --------       ---------
                                                          (dollars in thousands)
Accumulated Postretirement Benefit Obligation
Retirees                                                $ (4,917)      $ (4,590)
Fully eligible active plan participants                   (3,791)        (4,131)
Other active plan participants                            (7,237)        (9,910)
                                                        --------       --------
                                                         (15,945)       (18,631)
Unrecognized net gain                                     (5,202)        (1,545)
                                                        --------       --------
Accrued Postretirement Benefit Cost                     $(21,147)      $(20,176)
                                                        ========       ========

                                      -26-

Net periodic postretirement benefit cost consists of the following:

                                                       1996        1995      1994
                                                      -------    -------    ------
                                                        (dollars in thousands)
Service cost of benefits earned during the year       $   878    $ 1,523    $1,263
Interest cost on accumulated postretirement benefit
   obligation                                           1,071      1,302     1,202
Net amortization and deferral                            (252)       (22)       10
                                                      -------    -------    ------
Net Postretirement Benefit Cost                       $ 1,697    $ 2,803    $2,475
                                                      =======    =======    ======


At December 31, 1996, the assumed health care cost trend rate was 9.1% for 1997 and is assumed to decrease gradually to 5.5% by 2004 and remain at that level thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would not have a material effect. The weighted average discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 7% at December 31, 1996 and 1995.

NOTE E - INCOME TAXES

Significant components of the company's deferred tax liabilities and assets consist of the following:

                                                          1996           1995
                                                        --------       --------
                                                        (dollars in thousands)
Deferred Tax Liabilities
Property & Equipment                                     $19,787       $ 57,465
Pensions                                                  18,830         27,107
                                                         -------       --------
Total Deferred Tax Liabilities                            38,617         84,572

Deferred Tax Assets
Self-insurance accruals                                   34,241         37,592
Allowance for uncollectible accounts                      11,597          3,801
Other employee benefits                                   10,877         12,006
State income taxes                                         4,760            475
Other                                                      2,273            482
                                                         -------       --------
Total Deferred Tax Assets                                 63,748         54,356
                                                         -------       --------
Net Deferred Tax Asset (Liability)                       $25,131       $(30,216)
                                                         =======       ========


The company has determined no valuation allowance is required on the above net deferred tax asset based on the ability to recover taxes previously paid.

The provision for income taxes consists of the following:

                                               1996         1995          1994
                                             --------     --------     --------
                                                      (dollars in thousands)
Taxes Currently Payable
Federal                                      $  8,597     $ 55,436     $ 75,871
State and local                                 9,517        6,424       11,360
                                             --------     --------     --------
                                               18,114       61,860       87,231
Deferred Taxes (Credits)

Federal                                       (50,140)       7,059      (12,823)
State and local                                (5,207)         807       (1,465)
                                             --------     --------     --------
                                              (55,347)       7,866      (14,288)
                                             --------     --------     --------
Provision (Benefit) for Income Taxes         $(37,233)    $ 69,726     $ 72,943
                                             ========     ========     ========

Income tax payments, including amounts for discontinued operations, totaled $10.6 million in 1996, $41 million in 1995 and $60.2 million in 1994.

The company has net operating loss carryforwards of approximately $130 million for state income tax purposes which are available to offset future taxable income. These carryforwards expire from 2001 to 2111.

The effective tax rate differs from the federal statutory rate as set forth in the following reconciliation:

                                                             1996       1995      1994
                                                            ------     ------    -------
Federal statutory tax rate                                  (35.0)%     35.0%     35.0%
State and local income taxes, net of federal tax benefit      1.4        2.9       3.8
Non-deductible operating costs                                1.8        2.1       1.8
Goodwill impairment                                          14.2         .7        --
Other, net                                                   (.8)        2.3       1.9
                                                             ----       ----      ----
Effective Tax Rate                                           (18.4)%    43.0%     42.5%
                                                             ====       ====      ====

NOTE F - SHAREHOLDERS' EQUITY

The Board of Directors is authorized to issue shares of serial preferred stock in one or more series and to fix the terms and conditions of the preferred shares, including: dividend rates and payment dates; liquidation prices; redemption rights and prices; sinking fund requirements; conversion rights; and restrictions on issuance. Voting rights would be on the same basis as outstanding common shares.

On August 14, 1996, the Board of Directors approved the adoption of a shareholder rights plan. Under the plan, the Board declared a dividend of one right for each outstanding share of company common stock held of record as of the close of business on August 26, 1996. Each right entitles the holder to purchase from the company a defined number of common shares at 50% of the then market price, subject to adjustment. The rights, which expire on August 28, 2006, unless redeemed, will not be exercisable, and no rights certificate will be distributed, until 10 calendar days following a public announcement that a person or group has acquired 20% of the company's common stock and as otherwise set forth in the rights agreement. Subject to certain exceptions, the company generally will be entitled to redeem the rights at $0.001 per right at any time.

NOTE G - STOCK OPTIONS

During 1996, the company's shareholders approved the adoption of the 1996 Equity Incentive Compensation Plan which authorized up to 1,900,000 shares of common stock to be granted to key employees in the form of stock options and other stock-based awards. In 1996, the company awarded approximately 828,000 stock options exercisable primarily at $38.50 per share of which 754,000 were outstanding at December 31, 1996. The options vest over a five year period and expire in 2006. At December 31, 1996, none of the options was exercisable.

NOTE H - OPERATING LEASES

The company leases various facilities and equipment under noncancelable operating leases requiring minimum future rentals aggregating $166.8 million payable as follows: 1997-$40.7 million, 1998-$29.2 million, 1999-$18.9 million, 2000-$13.5 million, 2001-$10.7 million and thereafter $53.8 million. Rental expense for operating leases was $56 million in 1996, $46 million in 1995 and $36.4 million in 1994.

NOTE I - DISCONTINUED OPERATIONS

On January 2, 1996, the company distributed to shareholders 95% of the issued and outstanding shares of common stock of REX, its wholly-owned subsidiary. This distribution, which was tax-free for federal income tax purposes to the company and its shareholders, was made to holders of record of the company's common stock at the close of business on December 29, 1995. Shareholders received one share of REX common stock for every two shares of company common stock held on that date. The consolidated financial statements reflect the distribution as of December 31, 1995, which resulted in a reduction of the company's shareholders' equity of $199.7 million, representing the book value of the net assets distributed. The company's remaining investment in REX amounted to $8.4 million and $10.5 million at December 31, 1996 and 1995, respectively, and is included in other assets.

On November 6, 1995, the company announced plans to exit the air freight business served by its wholly-owned subsidiary, RGA. All domestic air freight operations of RGA ceased November 20, 1995. All international operations ceased prior to year end. The company recorded a pre-tax charge of $64.9 million related to the discontinuance of this business.

Loss from discontinued operations for 1995 and 1994 consists of the following:

YEAR ENDED                                REX            RGA           TOTAL
----------                           -----------     ---------     -----------
                                               (dollars in thousands)
December 31, 1995
-----------------
Revenue                               $ 2,288,845     $  99,425     $ 2,388,270
Operating expenses                      2,299,615       180,557       2,480,172
                                      -----------     ---------     -----------
Operating loss                            (10,770)      (81,132)        (91,902)
Other expense, net                         (3,103)       (6,571)         (9,674)
                                      -----------     ---------     -----------
Loss before income taxes                  (13,873)      (87,703)       (101,576)
Income tax benefit                         (1,206)      (30,420)        (31,626)
                                      -----------     ---------     -----------
Loss from Discontinued Operations     $   (12,667)    $ (57,283)    $   (69,950)
                                      ===========     =========     ===========

December 31, 1994
-----------------
Revenue                               $ 2,171,117     $  73,364     $ 2,244,481
Operating expenses                      2,200,055       157,792       2,357,847
                                      -----------     ---------     -----------
Operating loss                            (28,938)      (84,428)       (113,366)
Other expense, net                         (1,775)       (3,901)         (5,676)
                                      -----------     ---------     -----------
Loss before income taxes                  (30,713)      (88,329)       (119,042)
Income tax benefit                         (9,268)      (30,797)        (40,065)
                                      -----------     ---------     -----------
Loss from Discontinued Operations     $   (21,445)    $ (57,532)    $   (78,977)
                                      ===========     =========     ===========

The loss on discontinuance for 1995 consists of the following:

Loss on Discontinuance Before Income Taxes

Shut-down costs related to the discontinuance of
 RGA's air freight business                                            $ 64,925
Transaction costs for the spin-off of REX                                 7,518
                                                                    -----------
                                                                         72,443

Income tax benefit                                                      (22,779)
                                                                    -----------
Loss on Discontinuance                                                 $ 49,664
                                                                    ===========

NOTE J - COMMITMENTS AND CONTINGENCIES

During 1994, the company reached agreement with the Internal Revenue Service and the Department of Justice related to the classification of certain drivers at the company's small-package carrier for employment tax purposes. The net after-tax cost of the settlement amounted to $13.7 million or $.35 per share and is included in the 1994 consolidated statement of income.

Various legal proceedings arising from the normal conduct of business are pending, but, in the opinion of management, the ultimate disposition of these matters will have no material effect on the financial condition of the company.

NOTE K - SUBSEQUENT EVENTS

A major restructuring of the Viking operations was announced on March 27, 1997. As a result of this restructuring, the company recorded a non-cash $225 million asset impairment charge ($175 million net of tax or $4.43 per share) related to the write-down of goodwill of $82 million and property and equipment of $143 million which has been reflected in the 1996 operating results. The impaired assets were written down to fair value based on estimates of appraised values for real estate and quoted prices for equipment. Additional restructuring charges, which include employee severance and other restructuring costs, will be included in the company's operating results for the first quarter of 1997.


SUMMARY OF QUARTERLY RESULTS OF OPERATIONS
CALIBER SYSTEM, INC.



                                                                                Income
                                       Income                                 (Loss)From   Loss From
                          Operating  (Loss) From   Loss From                  Continuing  Discontinued      Net           Average
                            Income    Continuing  Discontinued      Net       Operations   Operations   Income (Loss)     Shares
Quarter Ended    Revenue   (Loss)     Operations   Operations   Income(Loss)  Per Share     Per Share      Per Share     Outstanding
-------------    -------  ---------  -----------  ------------  ------------  ----------  ------------  ------------   ------------
                                                  (dollars in thousands, except per share data)
 1996

March 23      $  582,074  $  18,181  $     9,621  $          -  $      9,621  $     0.24  $          -  $       0.24     39,505,000

June 15          615,901      1,414          220             -           220        0.01             -          0.01     39,525,000

September 7      627,226        224       (1,970)            -        (1,970)      (0.05)            -         (0.05)    39,505,000

December 31(a)   892,941   (211,859)    (172,994)            -      (172,994)      (4.38)            -         (4.38)    39,421,000
              ----------  ---------  -----------  ------------  ------------  ----------  ------------  ------------
Total         $2,718,142  $(192,040) $  (165,123) $          -  $   (165,123) $    (4.18) $          -  $      (4.18)
              ==========  =========  ===========  ============  ============  ==========  ============  ============



 1995

March 25      $  543,469  $  33,472  $    21,530  $    (15,679)  $     5,851  $     0.54   $     (0.39) $       0.15     39,434,000

June 17          550,779     31,739       22,357       (24,359)       (2,002)       0.57         (0.62)        (0.05)    39,467,000

September 9      552,741     33,029       22,218       (19,890)        2,328        0.56         (0.50)         0.06     39,470,000

December 31 (b)  801,183     57,488       26,304       (59,686)      (33,382)       0.67         (1.52)        (0.85)    39,463,000
              ----------  ---------  -----------  ------------  ------------  ----------  ------------  ------------
Total         $2,448,172  $ 155,728  $    92,409  $   (119,614) $    (27,205) $     2.34  $      (3.03) $      (0.69)
              ==========  =========  ===========  ============  ============  ==========  ============  ============

Notes:

(a) The company announced a major restructuring of the Viking operations on March 27, 1997. Nonrecurring charges relating to the restructuring of $225 million are included in 1996 operating expenses. See Note K to the consolidated financial statements.

(b) Includes costs associated with the consolidation of the company's regional carriers ($6.6 million) and adoption of SFAS 121 ($3.1 million) as described in Management's Discussion and Analysis.



The company uses a 13 four-week period calendar with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.

Effective for 1997, the company has changed the methodology by which certain corporate costs are allocated to operating units. As a result, 1996 operating income (loss) for RPS and Viking will be restated as follows in millions: RPS - First Quarter $27.7; Second Quarter $28.2; Third Quarter $29.5; and Fourth Quarter $50.3. Viking - First Quarter $(14); Second Quarter $(33.3); Third Quarter $(38.2); and Fourth Quarter $(276.3).



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                      CALIBER SYSTEM, INC.
                                                          Years Ended December 31, 1996, 1995 and 1994
                                                                     (dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------------
              COL.A                           COL.B                     COL.C                 COL.D               COL.E
------------------------------------------------------------------------------------------------------------------------------------
                                                                      ADDITIONS
                                             BALANCE        ----------------------------
           DESCRIPTION                     AT BEGINNING         (1)            (2)          DEDUCTIONS-      BALANCE AT END
                                             OF PERIOD        CHARGED       CHARGED TO       DESCRIBE          OF PERIOD
                                                              TO COST     OTHER ACCOUNTS-
                                                            AND EXPENSES     DESCRIBE
------------------------------------------------------------------------------------------------------------------------------------

1996
Reserve related to
      discontinuance of RGA                    $49,934        $    --        $   --        $37,097 (A)         $12,837

Allowance for uncollectible
      accounts                                 $12,586        $37,439        $   --        $18,070 (C)         $31,955


1995
Reserve related to
      discontinuance of RGA                    $    --        $64,925        $   --        $14,991 (A)         $49,934

 Allowance for uncollectible
      accounts                                 $ 9,639        $12,737        $   --        $ 9,790 (C)         $12,586


1994
Allowance for uncollectable
      accounts (B)                             $ 6,891        $ 9,274        $   --        $ 6,526 (C)         $ 9,639

(A)    Charges against reserve.

(B) Restated to reflect the spin-off of Roadway Express, Inc. and exit from the air freight business served by Roadway Global Air, Inc. (RGA).

(C)     Uncollectible accounts written off, net of recoveries.

                                  EXHIBIT INDEX

3.1 Second Amended Articles of Incorporation of the Registrant effective February 29, 1996 (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, and incorporated herein by reference).

3.2 Restated Amended Code of Regulations of the Registrant effective May 10, 1989 (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by reference).

4.1 Caliber System, Inc. and Keybank National Association Rights Agreement dated August 22, 1996 including Form of Rights Certificate (Exhibit A) and Summary of Rights (Exhibit B) (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated August 22, 1996 and Form 8-K/A dated September 12, 1996, and incorporated herein by reference).

4.2 Indenture between Caliber System, Inc. and Chase Manhattan Bank (formerly known as Chemical Bank) dated as of August 1, 1996 (a form of which was filed as Exhibit 4 to the Registrant's Form S-3 Registration Statement No. 333-07473 dated July 12, 1996, and incorporated herein by reference).

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

10.2(a) Credit Agreement among Roadway Services, Inc., Several Lenders and Chase Manhattan Bank (formerly known as Chemical Bank) dated as of March 24, 1995 (filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q dated March 25, 1995, and incorporated herein by reference).

10.2(b) Form of First Amendment and Waiver to Credit Agreement among Roadway Services, Inc., Several Lenders and Chase Manhattan Bank (formerly known as Chemical Bank) dated as of September 29, 1995 (filed as
          Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated January 18, 1996, and incorporated herein by reference).

10.2(c) Form of Second Amendment to Credit Agreement among Caliber System, Inc., Several Lenders and Chase Manhattan Bank.





_______________________

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

10.3 Credit Agreement entered into between Caliber System, Inc. and Morgan Guaranty Trust Company of New York on July 8, 1996 (filed as Exhibit
          10.8 to the Registrant's Quarterly Report on Form 10-Q dated June 15, 1996, and incorporated herein by reference).

10.4* Caliber System, Inc. Directors' Deferred Compensation Plan effective May 8, 1996 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated June 15, 1996, and incorporated herein by reference).

10.5* Caliber System, Inc. Nonemployee Directors' Stock Retainer Plan effective May 8, 1996 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q dated June 15, 1996, and incorporated herein by reference).

10.6* Caliber System, Inc. Nonemployee Directors' Stock Plan (1989) effective May 8, 1996 (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q dated June 15, 1996, and incorporated herein by reference).

10.7* Caliber System, Inc. 1994 Nonemployee Directors' Stock Plan effective May 8, 1996 (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q dated June 15, 1996, and incorporated herein by reference).

10.8* Caliber System, Inc. Retirement Plan for Nonemployee Directors effective May 8, 1996.

10.9* Caliber System, Inc. 1997 Officers' Incentive Compensation Plan dated December 18, 1996.

10.10* Caliber System, Inc. Long-Term Stock Award Incentive Plan effective January 2, 1996 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated March 23, 1996, and incorporated herein by reference).

10.11* Caliber System, Inc. 1996 Equity Incentive Compensation Plan effective May 8, 1996 (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q dated June 15, 1996, and incorporated herein by reference).

10.12(a)* Caliber System, Inc. Excess Plan effective January 2, 1996 (filed as
          Exhibit 10.7(a) to the Registrant's Quarterly Report on Form 10-Q dated June 15, 1996, and incorporated herein by reference).

10.12(b)* Caliber System, Inc. 401(a)(17) Benefit Plan effective January 2, 1996
          (filed as Exhibit 10.7(b) to the Registrant's Quarterly Report on Form 10-Q dated June 15, 1996, and incorporated herein by reference).

10.12(c)* Caliber System, Inc. Administrative Document for Excess Plan and
          401(a)(17) Benefit Plan effective January 2, 1996 (filed as Exhibit 10.7(c) to the Registrant's Quarterly Report on Form 10-Q dated June 15, 1996, and incorporated herein by reference).

10.13(a)* Form of Caliber System, Inc. Indemnification Agreement for Directors.

______________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

10.13(b)* Form of Caliber System, Inc. Indemnification Agreement for Officers.

10.14(a)* Form of Second Amended and Restated Management Retention Agreement
          (Tier 1).

10.14(b)* Form of Second Amended and Restated Management Retention Agreement
          (Tier 2).

10.14(c)* Form of Second Amended and Restated Management Retention Agreement
          (Tier 2A).

10.14(d)* Form of Second Amended and Restated Management Retention Agreement
          (Tier 3).

10.15(a)* Form of Employment Agreement (Form A).

10.15(b)* Form of Employment Agreement (Form B).

10.15(c)* Form of Agreement Regarding Change in Management and Termination of
          Employment.

21        Significant Subsidiaries of the Registrant.

23        Consent of Ernst & Young LLP.

27        Financial Data Schedule.


______________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.