Form 10-Q
period 1997-03-29
CALIBER SYSTEM INC
filed 1997-05-08
CIK 701708

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549





(MARK ONE)


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the period ended           March 29, 1997
                            ---------------------------------

                                       OR

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.


        For the transition period from                  to
                                        --------------      -------------

                         Commission file number 0-10716

                              CALIBER SYSTEM, INC.
--------------------------------------------------------------------------------
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

                                    Yes  x    No
                                        --       --

The number of shares of common stock without par value outstanding as of April 26, 1997 was 38,925,549.

                                      INDEX

                              CALIBER SYSTEM, INC.
                                    FORM 10-Q
                           PERIOD ENDED MARCH 29, 1997

PART I - FINANCIAL INFORMATION
------------------------------

   Item 1.      Financial Statements (Unaudited)

                Condensed Consolidated Balance Sheets--March 29, 1997 and
                       December 31, 1996

                Condensed Consolidated Statements of Income--Twelve weeks
                       ended March 29, 1997 and March 23, 1996

                Condensed Consolidated Statements of Cash Flows--Twelve
                       weeks ended March 29, 1997 and March 23, 1996

                Notes to Condensed Consolidated Financial Statements

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION
---------------------------

   Item 5.      Other Information

   Item 6.      Exhibits and Reports on Form 8-K

SIGNATURES
----------

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CALIBER SYSTEM, INC.

                                         ASSETS                                     MARCH 29,  DECEMBER 31,
                                                                                      1997         1996
                                                                                   ----------   ----------
                                                                                     (dollars in thousands)
CURRENT ASSETS
     Cash and cash equivalents                                                     $   42,973   $   38,829
     Accounts receivable                                                              341,779      365,033
     Prepaid expenses and supplies                                                     67,789       72,813
     Deferred income taxes                                                             80,699       47,801
                                                                                   ----------   ----------
           TOTAL CURRENT ASSETS                                                       533,240      524,476

PROPERTY AND EQUIPMENT, NET                                                           841,575      848,319

Cost in excess of net assets of businesses acquired, net of amortization                4,974        5,015
Other assets                                                                           48,496       54,357
                                                                                   ----------   ----------
           TOTAL OTHER ASSETS                                                          53,470       59,372
                                                                                   ----------   ----------
TOTAL ASSETS                                                                       $1,428,285   $1,432,167
                                                                                   ==========   ==========


                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

     Short-term debt                                                               $  215,000   $  230,000
     Accounts payable                                                                 342,094      262,313
     Salaries and wages                                                                65,738       80,259
     Other current liabilities                                                         58,773       57,469
                                                                                   ----------   ----------
          TOTAL CURRENT LIABILITIES                                                   681,605      630,041

LONG-TERM LIABILITIES

     Long-term debt                                                                   200,000      200,000
     Self-insurance accruals                                                           40,969       40,809
     Deferred income taxes                                                             24,645       22,670
                                                                                   ----------   ----------
          TOTAL LONG-TERM LIABILITIES                                                 265,614      263,479

SHAREHOLDERS' EQUITY

     Serial preferred stock - without par value:
     Authorized - 40,000,000 shares; Issued - none                                       --           --
     Common stock - without par value:
     Authorized - 200,000,000 shares; Issued -  40,896,414 shares                      39,898       39,898
     Additional capital                                                                51,161       50,735
     Retained earnings                                                                447,284      503,496
                                                                                   ----------   ----------
                                                                                      538,343      594,129
     Less cost of common stock in treasury
          (1997 - 1,689,000 shares, 1996 - 1,605,000 shares)                           57,277       55,482
                                                                                   ----------   ----------
          TOTAL SHAREHOLDERS' EQUITY                                                  481,066      538,647
                                                                                   ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $1,428,285   $1,432,167
                                                                                   ==========   ==========


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CALIBER SYSTEM, INC.

                                                           TWELVE WEEKS ENDED
                                                             (FIRST QUARTER)
                                                       ------------------------
                                                        MARCH 29,     MARCH 23,
                                                          1997          1996
                                                        ---------     ---------
                                                         (dollars in thousands,
                                                         except per share data)
REVENUE                                                 $ 641,196     $ 582,074

OPERATING EXPENSES
     Salaries, wages and benefits                         247,426       230,023
     Purchased transportation                             189,710       166,491
     Operating supplies and expenses                      129,158       110,795
     Operating taxes and licenses                          13,486        12,043
     Insurance and claims                                  17,920        11,194
     Provision for depreciation                            29,970        33,347
     Restructuring charge                                  85,000          --
                                                        ---------     ---------
           TOTAL OPERATING EXPENSES                       712,670       563,893
                                                        ---------     ---------

           OPERATING INCOME (LOSS)                        (71,474)       18,181

Other expense, net                                           (125)       (1,232)
                                                        ---------     ---------

            INCOME  (LOSS) BEFORE INCOME TAXES            (71,599)       16,949

Income tax (benefit) provision                            (22,375)        7,328
                                                        ---------     ---------

            NET INCOME (LOSS)                           $ (49,224)    $   9,621
                                                        =========     =========

EARNINGS (LOSS) PER SHARE                               $   (1.25)    $    0.24
                                                        =========     =========

DIVIDENDS DECLARED PER SHARE                            $    0.18     $    0.18
                                                        =========     =========
AVERAGE SHARES OUTSTANDING                                 39,247        39,505
                                                        =========     =========


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CALIBER SYSTEM, INC.

                                                                        TWELVE WEEKS ENDED
                                                                          (FIRST QUARTER)
                                                                    -------------------------
                                                                      MARCH 29,     MARCH 23,
                                                                        1997          1996
                                                                    -----------  ------------
                                                                      (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
       Income (loss) from continuing operations                      $(49,224)   $  9,621
       Restructuring charge                                            85,000        --
       Other adjustments                                                2,614      (6,601)
                                                                     --------    --------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                  38,390       3,020

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment                            (25,385)    (37,830)
       Sales of property and equipment                                  2,159       3,331
       Proceeds from sale of investment                                10,993        --
       Net advances to discontinued operations                           --       (14,277)
                                                                     --------    --------
            NET CASH USED IN INVESTING ACTIVITIES                     (12,233)    (48,776)

CASH FLOWS FROM FINANCING ACTIVITIES
       Dividends paid                                                  (7,013)    (13,671)
       Increase (decrease) in short-term debt, net                    (15,000)     37,900
                                                                     --------    --------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (22,013)     24,229
                                                                     --------    --------

            CASH FLOWS PROVIDED BY (USED IN) CONTINUING OPERATIONS      4,144     (21,527)

            CASH FLOWS PROVIDED BY DISCONTINUED OPERATIONS               --           932
                                                                     --------    --------

            NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        4,144     (20,595)
                                                                     --------    --------

            CASH  AND CASH EQUIVALENTS AT BEGINNING OF YEAR          $ 38,829    $ 34,908
                                                                     --------    --------

            CASH AND CASH EQUIVALENTS AT END OF FIRST QUARTER        $ 42,973    $ 14,313
                                                                     ========    ========



       See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CALIBER SYSTEM, INC.

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twelve weeks ended March 29, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997 with all prior periods being restated. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. This statement is not expected to change earnings per share as reported for the quarter ended March 29, 1997.

For further information, refer to consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1996.

Note B - Viking Restructuring
-----------------------------

On March 27, 1997, the Company announced a major restructuring of its Viking Freight, Inc. subsidiary. Under the plan, Viking will continue to operate in the 12 western states where it has been a leader in the regional less-than-truckload market for many years. An agreement in principle was reached on April 30, 1997 to sell Viking's southwestern division (formerly Central Freight Lines Inc.). Operations at Viking's midwestern, eastern and northeastern divisions (formerly Spartan Express, Inc. and Coles Express, Inc.) ceased on March 27, 1997.

In connection with the restructuring, the Company recorded a non-cash $225 million ($175 million net of tax) or $4.43 per share asset impairment charge in the fourth quarter of 1996 and an $85 million ($56.4 million net of tax) or $1.43 per share restructuring charge in the first quarter of 1997.

-----------------------------------------

The major components of the restructuring charges on a pre-tax basis are as follows:

(dollars in thousands)

                                                           Long-Lived           Other
                                                              Asset          Restructuring
                                                           Impairment            Costs              Total
                                                           -----------        -----------        ---------
Asset impairment (non-cash)                                $   225,000         $   27,100      $   252,100
Future lease costs and other contractual obligations                 -             32,000           32,000
Employee severance and other benefits                                -             21,500           21,500
Other exit costs                                                     -              4,400            4,400
                                                            ----------         ----------       ----------
    Total                                                   $  225,000         $   85,000       $  310,000
                                                            ==========         ==========       ==========


The long-lived asset impairment charge resulted from the Company's assessment of the ongoing value of property and equipment (primarily real estate and revenue equipment) used in Viking's operations which was determined to be impaired under SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Accordingly, these assets were written-down to fair value in the Company's 1996 financial statements. Fair value was based on estimates of appraised values for real estate and quoted prices for equipment. Expenses for employee severance relate to the elimination of 4,000 employee positions primarily at operating terminals being closed in the restructuring.

Following is a summary of the long-lived asset values as of December 31, 1996 related to Viking and the adjustments recognized in the 1996 financial statements to reflect the impairment of these assets.

(dollars in thousands)

                                   Carrying Value   Impairment    Fair Value
                                   --------------   ----------   -----------
Property and equipment:
  To be held and used                  $207,000     $ 65,000      $142,000
  To be disposed of                     188,000       78,000       110,000
Intangible assets                        82,000       82,000             -
                                       --------     --------      --------
    Total                              $477,000     $225,000      $252,000
                                       ========     ========      ========

Assets held for sale from the restructuring are included in property and equipment in the accompanying condensed consolidated balance sheet. The accrued restructuring costs are included in accounts payable. The Company expects to complete the sale of the assets to be disposed of ($110,000) and incur substantially all cash expenses ($57,900) associated with the restructuring during 1997.

Results of operations associated with the assets held for disposal are included in Viking's operating results for the first quarter of 1997. Total revenues for Viking for this period were $201.1 million and total operating loss was $33.1 million, excluding the restructuring charge.

Note C - Deferred Income Taxes
------------------------------

Net deferred tax assets were $56 million at March 29, 1997 and $25 million at December 31, 1996, reflecting the tax effects of the restructuring charge. The Company has determined that no valuation allowance is required on net deferred tax assets based on the ability to recover taxes previously paid.

Note D - Accounting Period
--------------------------

The company operates on a 13 four-week period calendar with 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter.


Item 2.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations
         -------------------------

Consolidated revenue for the first quarter ended March 29, 1997 amounted to $641.2 million, an increase of $59.1 million or 10% over first quarter 1996 revenue of $582.1 million. Excluding Viking Freight, the company's restructured regional carrier in the West, revenues amounted to $440.1 million, an increase of 19%.

Revenue at RPS, the company's small-package carrier, amounted to $339.1 million for the first quarter of 1997 as compared to 1996 first quarter revenues of $287.7 million, an 18% increase. 1997 revenues benefited from three ( 5% ) more shipping days, mild winter weather and a strong retail environment. Package volume was significantly higher than last year; however, a continuing, aggressive pricing environment, lower package weights and a greater percentage of overnight packages in RPS's mix reduced revenue yields. Rates remain relatively flat year over year despite the February rate increase. On-time service at RPS continues to run at record levels and approximates 96%. Growth at Caliber Logistics contributed significantly to the overall increase in revenue during the first quarter. First quarter net revenues, which are included in consolidated revenues, increased 38%, while gross revenues increased 54%. Roberts Express, the company's expedited carrier, reported revenue growth of 4% over the first quarter last year.

Viking's first quarter revenue decreased by 5% to $201.1 million in 1997 from $211.3 million in 1996. The company announced a major restructuring of Viking's operations on March 27, 1997 which included terminating operations at its former Coles Express unit in the Northeast and Spartan Express in the Southeast and Midwest. Further, the company has signed an agreement in principle to sell the former Central Freight Lines, which serves customers in the Southwest. As a result of this restructuring, the company recorded in 1996 a non-cash $225 million asset impairment charge related to the write-down of goodwill of $82 million and property and equipment of $143 million. First quarter 1997 results include a restructuring charge of $85 million for employee-related costs, including severance and benefits, costs related to lease terminations, non-cash asset impairments and other expenses resulting from the restructuring. The Company expects to complete the sale of the assets to be disposed of ($110,000) and incur substantially all cash expenses ($57,900) associated with the restructuring during 1997. Viking now provides regional freight service to customers in 12 western states through 43 terminals.

Consolidated expenses for the first quarter were $712.7 million including the restructuring charge previously discussed. Excluding this charge, operating expenses were $627.7 million in 1997 compared to $563.9 million last year, an increase of $63.8 million or 11%. This change resulted primarily from higher business volumes at RPS and Logistics, which reported operating expense increases of 16% and 37%, respectively.

Consolidated operating loss for the first quarter was $71.5 million, including the restructuring charge for Viking; operating income was $13.5 million excluding this charge. Viking's operating loss without this charge was $33.1 million as compared to $14.0 million experienced last year.

Excluding Viking, operating income was $46.6 million, an increase of $14.4 million over $32.2 million last year. RPS reported a rise in operating income to $38.7 million from $27.7 million for the same period last year. RPS's results were positively affected by a $5.3 million one-time change in employee benefits. Excluding the impact of the change in employee benefits, RPS's margins increased to 9.8% from 9.6% in 1996 while continuing to be impacted by aggressive discounting of rates and higher fixed costs from expansion. RPS invested significantly in network infrastructure by opening 32 new terminals by mid-1996 to complete its expansion to 100% of the U. S. population and extend its presence in the Overnight Ground(SM) segment. Roberts and Logistics experienced slightly improved margins over last year.

The change in other expense of $1.1 million consisted primarily of additional interest expense of $3.6 million (net of additional capitalized interest of $.8 million) over first quarter 1996 levels offset by a gain on the sale of investment of $5.3 million.

The income tax benefit was 31.3% of the loss before income for the first quarter 1997. The income tax rate excluding the restructuring charge was approximately 46%. This rate exceeded the U.S. federal statutory rate due primarily to state income taxes and non-deductible operating costs.

The net loss was $49.2 million or $1.25 per share for the first quarter of 1997 as compared to net income of $9.6 million or $.24 per share last year. The restructuring charge negatively impacted results by $56.4 million or $1.43 per share while the one-time change in employee benefits and the gain on the sale of investment amounted to $5.6 million or $.14 per share.

Net cash provided by operating activities of $38.4 million was sufficient to fund net property additions of $23.2 million and dividends of $7.0 million, enabling the company to reduce outside borrowings. The company is a party to bank credit facilities providing for up to $300 million of term loans and up to $25 million of borrowings under revolving credit. Both agreements are unsecured and interest is based on variable rates. Outstanding bank borrowings amounted to $215 million at the end of the first quarter with $110 million available for future borrowings subject to the limitations of the loan covenants. The bank loan agreements contain covenants requiring the company to maintain a minimum level of consolidated net worth and limiting, among other things, the ratio of debt to earnings, the incurrence of secured debt and sales of certain company assets.

1997 capital expenditures are currently estimated to approximate $140 million of which 60% is expected to be for technology and highly automated freight handling equipment, 30% for real estate and 10% for revenue and support equipment. The company anticipates that through available borrowing and cash flows from operations, it will be able to fund short-term cash requirements from the Viking restructuring of $57,900, capital expenditures during 1997 and provide adequate levels of working capital and funds for the payment of dividends and interest. In March 1997 the Board of Directors reduced the regular quarterly dividend from $.18 per share to $.10 per share payable August 1, 1997. The future amount of cash dividends is subject to the discretion of the Board. Future dividend decisions will be affected by a number of factors, including the company's future operating results, financial conditions and other factors.

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

PART II - OTHER INFORMATION

Item 5. Other Information
-------------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)     Exhibits
        --------

        (27)   Financial Data Schedule

(b)  Reports on Form 8-K Filed During the First Quarter of 1997
     ----------------------------------------------------------

       On January 24, 1997, a Current Report on Form 8-K was filed by the registrant to report Year End results.

       On February 13, 1997, a Current Report on Form 8-K was filed by the registrant announcing that the Board of Directors declared a quarterly dividend. The registrant also announced the scheduling of the Annual Meeting of Shareholders to be held on May 14, 1997.

       On March 27, 1997, a Current Report on Form 8-K was filed by the registrant announcing a major restructuring of Viking Freight, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CALIBER SYSTEM, INC.
                                          ------------------------------------
                                                      (Company)

Date: May 8, 1997                         By    [Louis J.  Valerio]
     -------------                          -----------------------------------
                                              Louis J. Valerio
                                              Senior Vice President-Finance and
                                              Chief Financial Officer

Date: May 8, 1997                         By    [Kathryn W. Dindo]
     -------------                          -----------------------------------
                                              Kathryn W. Dindo
                                              Vice President and Controller