Form 10-Q
period 1997-06-21
CALIBER SYSTEM INC
filed 1997-08-01
CIK 701708

                                  UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q




(MARK ONE)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

    For the period ended June 21, 1997
                         -----------------
                                       OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.



    For the transition period from ____________  to __________.

                         Commission file number 0-10716

                              CALIBER SYSTEM, INC.
                              --------------------
               (Exact name of company as specified in its charter)


               Ohio                                      34-1365496
-------------------------------                   -----------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

3925 Embassy Parkway, P.O. Box 5459, Akron, Ohio                  44334-0459
------------------------------------------------                  ----------
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

                                     Yes  x    No
                                        ----




The number of shares of common stock without par value outstanding as of July 19, 1997 was 38,935,452.

                                      INDEX

                              CALIBER SYSTEM, INC.
                                    FORM 10-Q
                           PERIOD ENDED JUNE 21, 1997

PART I - FINANCIAL INFORMATION
------------------------------

    Item 1.      Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets--June 21, 1997 and December 31, 1996

                     Condensed Consolidated Statements of Income--Twelve weeks and twenty-four weeks ended June 21, 1997 and June 15, 1996

                     Condensed Consolidated Statements of Cash
                     Flows--Twenty-four weeks ended June 21, 1997 and June 15, 1996

                     Notes to Condensed Consolidated Financial Statements

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION
---------------------------

    Item 5.      Other Information

    Item 6.      Exhibits and Reports on Form 8-K

SIGNATURES
----------

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
CALIBER SYSTEM, INC.


                          ASSETS                                          JUNE 21,  DECEMBER 31,
                                                                           1997         1996
                                                                       -----------   ---------
                                                                         (dollars in thousands)
CURRENT ASSETS
        Cash and cash equivalents                                       $   23,148   $   38,829
        Accounts receivable                                                302,280      365,033
        Prepaid expenses and supplies                                       59,659       72,813
        Deferred income taxes                                               68,960       47,801
                                                                        ----------   ----------
              TOTAL CURRENT ASSETS                                         454,047      524,476

PROPERTY AND EQUIPMENT, NET                                                819,283      848,319

Cost in excess of net assets of businesses
        acquired, net of amortization                                        4,933        5,015
Other assets                                                                45,764       54,357
                                                                        ----------   ----------
              TOTAL OTHER ASSETS                                            50,697       59,372
                                                                        ----------   ----------
TOTAL ASSETS                                                            $1,324,027   $1,432,167
                                                                        ==========   ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
        Short-term debt                                                 $  115,000   $  230,000
        Accounts payable                                                   337,051      262,313
        Salaries and wages                                                  57,742       80,259
        Other current liabilities                                           55,897       57,469
                                                                        ----------   ----------
             TOTAL CURRENT LIABILITIES                                     565,690      630,041

LONG-TERM LIABILITIES
        Long-term debt                                                     200,000      200,000
        Self-insurance accruals                                             41,299       40,809
        Deferred income taxes                                               26,174       22,670
                                                                        ----------   ----------
             TOTAL LONG-TERM LIABILITIES                                   267,473      263,479

SHAREHOLDERS' EQUITY
        Serial preferred stock - without par value:
        Authorized - 40,000,000 shares; Issued - none                         --           --
        Common stock - without par value:
        Authorized - 200,000,000 shares; Issued -  40,896,414 shares        39,898       39,898
        Additional capital                                                  51,243       50,735
        Retained earnings                                                  456,975      503,496
                                                                        ----------   ----------
                                                                           548,116      594,129
        Treasury stock, at cost
             (1997 - 1,687,000 shares, 1996 - 1,605,000 shares)             57,252       55,482
                                                                        ----------   ----------
             TOTAL SHAREHOLDERS' EQUITY                                    490,864      538,647
                                                                        ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $1,324,027   $1,432,167
                                                                        ==========   ==========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
CALIBER SYSTEM, INC.

                                                    TWELVE WEEKS ENDED            TWENTY-FOUR WEEKS ENDED
                                                     (SECOND QUARTER)                   (FIRST HALF)
                                                ---------------------------     ---------------------------
                                                 JUNE 21,         JUNE 15,        JUNE 21,       JUNE 15,
                                                   1997             1996           1997             1996
                                                -----------     -----------     -----------     -----------
                                                      (dollars in thousands, except per share data)

REVENUE                                         $   574,676     $   615,901     $ 1,215,872     $ 1,197,975

OPERATING EXPENSES
     Salaries, wages and benefits                   204,700         241,010         452,126         471,033
     Purchased transportation                       185,453         181,332         375,163         347,823
     Operating supplies and expenses                109,933         131,535         239,091         242,330
     Operating taxes and licenses                    10,775          13,426          24,261          25,469
     Insurance and claims                            10,917          13,848          28,837          25,042
     Provision for depreciation                      27,938          33,336          57,908          66,683
     Restructuring charge                                 -               -          85,000               -
                                                -----------     -----------     -----------     -----------
           TOTAL OPERATING EXPENSES                 549,716         614,487       1,262,386       1,178,380
                                                -----------     -----------     -----------     -----------

           OPERATING INCOME (LOSS)                   24,960           1,414         (46,514)         19,595

Other expense, net                                   (2,403)         (1,370)         (2,528)         (2,602)
                                                -----------     -----------     -----------     -----------

           INCOME (LOSS) BEFORE INCOME TAXES         22,557              44         (49,042)         16,993

Income tax provision (benefit)                        8,972            (176)        (13,403)          7,152
                                                -----------     -----------     -----------     -----------

        NET INCOME (LOSS)                       $    13,585     $       220     $   (35,639)    $     9,841
                                                ===========     ===========     ===========     ===========

EARNINGS (LOSS) PER SHARE                       $      0.34     $      0.01     $     (0.91)    $      0.25
                                                ===========     ===========     ===========     ===========

DIVIDENDS DECLARED PER SHARE                    $      0.10     $      0.18     $      0.28     $      0.36
                                                ===========     ===========     ===========     ===========

AVERAGE SHARES OUTSTANDING                           39,208          39,525          39,228          39,515
                                                ===========     ===========     ===========     ===========





See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
CALIBER SYSTEM, INC.

                                                                      Twenty-Four Weeks Ended
                                                                           (First Half)
                                                                     -------------------------
                                                                      June 21,       June 15,
                                                                        1997           1996
                                                                     ----------     ----------
                                                                       (dollars in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                             $ (35,639)      $   9,841
       Restructuring charge                                             85,000               -
       Other adjustments                                                76,854          32,651
                                                                     ---------       ---------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                  126,215          42,492


CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment                             (49,665)       (126,769)
       Sales of property and equipment                                  20,793           4,345
       Proceeds from sale of investment                                 15,995               -
       Net advances to discontinued operations                               -         (10,227)
                                                                     ---------       ---------
            NET CASH USED IN INVESTING ACTIVITIES                      (12,877)       (132,651)

CASH FLOWS FROM FINANCING ACTIVITIES
       Dividends paid                                                  (14,019)        (20,725)
       Increase (decrease) in short-term debt, net                    (115,000)         87,200
                                                                     ---------       ---------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (129,019)         66,475
                                                                     ---------       ---------

            CASH FLOWS USED IN CONTINUING OPERATIONS                   (15,681)        (23,684)


            CASH FLOWS USED IN DISCONTINUED OPERATIONS                       -          (3,102)
                                                                     ---------       ---------


            NET DECREASE IN CASH AND CASH EQUIVALENTS                  (15,681)        (26,786)
                                                                     ---------       ---------


            CASH  AND CASH EQUIVALENTS AT BEGINNING OF YEAR          $  38,829       $  34,908
                                                                     ---------       ---------


            CASH AND CASH EQUIVALENTS AT END OF SECOND QUARTER       $  23,148       $   8,122
                                                                     =========       =========



See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CALIBER SYSTEM, INC.

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-four weeks ended June 21, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be retroactively adopted on December 31, 1997 with all prior periods being restated. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. This statement will not change earnings per share as reported for the quarter or first half ended June 21, 1997.

For further information, refer to consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1996.

Note B - Viking Restructuring
-----------------------------

The company announced a major restructuring of Viking's operations on March 27, 1997, which included terminating operations at its former Coles Express unit in the Northeast and Spartan Express in the Southeast and Midwest. Operations at these divisions ceased on March 27, 1997. In connection with the Viking restructuring, the company recorded in 1996 a non-cash $225 million asset impairment charge related to the write-down of goodwill of $82 million and property and equipment of $143 million. First quarter 1997 results included a restructuring charge of $85 million for employee-related costs, including severance and benefits, costs related to lease terminations, additional non - cash asset impairments and other expenses resulting from the restructuring.

Subsequent to the end of the second quarter, the company finalized the sale of Viking's Southwestern Division, which is now operating under the name Central Freight Lines, Inc. Caliber received $43 million in cash, retained certain properties that will be sold at a later date, and transferred approximately $22 million in liabilities to Central Freight Lines, Inc. The total value of this transaction, including the anticipated proceeds from the retained properties, is estimated at approximately $80 million. This transaction is not anticipated to materially impact earnings.

Results of operations at the former Coles, Spartan, and Southwestern Division from the beginning of the quarter until shut down or sale of operations are included in the consolidated second quarter results. Revenue associated with these divisions was $49.9 million, expenses were $66 million, resulting in $16.1 million of transition costs attributable to operating losses at the former Southwestern Division and to other non-recurring costs related to the closing of the former Coles and Spartan divisions.

Assets held for sale from the restructuring are included in property and equipment in the accompanying condensed consolidated balance sheet. In the second quarter, the company received $16.2 million from the sale of certain Viking property and equipment, and paid $13.2 million primarily in severance and related costs associated with the restructuring.

Note C - Deferred Income Taxes
------------------------------

Net deferred tax assets increased to $43 million at June 21, 1997 from $25 million at December 31, 1996, reflecting the tax effects of the restructuring charge. The company has determined that no valuation allowance is required on net deferred tax assets based on the ability to recover taxes previously paid.

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

Item 2.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations
         -------------------------

Consolidated revenue for the second quarter ended June 21, 1997 decreased 6.7% to $574.7 million over second quarter 1996 revenue of $615.9 million as a result of the Viking restructuring announced on March 27, 1997. Excluding Viking, revenue increased 14% for the quarter, from $389.6 million in 1996 to $443.4 million in 1997. For the twenty-four weeks constituting the company's first half, consolidated revenue was $1,215.9 million, an increase of $17.9 million or 1.5% from $1,198.0 million for the first half of 1996. First half revenues excluding Viking amounted to $883.5 million for 1997, a 16.2% increase over comparable 1996 first half revenues of $760.4 million. First half 1997 revenues benefited from three more shipping days than first half 1996.

All business units except Viking experienced revenue improvements over second quarter 1996 levels. The general strength of the economy has contributed to increased demand for transportation services. Revenue at RPS, the company's small package carrier, increased to $338.7 million or 12.0% over second quarter revenue of $302.5 million last year. Package volume increased 13% over last year; however, lower package weights and a greater percentage of overnight ground packages in RPS's mix reduced revenue yields even though indexed rates were up slightly over last year. On-time service at RPS continues to run at record levels and approximates 96%. Second quarter net revenues at Caliber Logistics, which are included in consolidated revenues, increased 34%, while gross revenues increased 35%. Roberts' Express, the company's expedited carrier, reported revenue growth of 6% over the second quarter last year.

The company announced a major restructuring of Viking's operations on March 27, 1997, which included terminating operations at its former Coles Express unit in the Northeast and Spartan Express in the Southeast and Midwest. As a result of the Viking restructuring, the company recorded in 1996 a non-cash $225 million asset impairment charge related to the write-down of goodwill of $82 million and property and equipment of $143 million. First quarter 1997 results included a restructuring charge of $85 million for employee-related costs, including severance and benefits, costs related to lease terminations, additional non - cash asset impairments and other expenses resulting from the restructuring.

In the second quarter, the company received $16.2 million from the sale of certain Viking property and equipment and paid $13.2 million primarily in severance and related costs associated with the restructuring.

Subsequent to the end of the second quarter, the company finalized the sale of Viking's Southwestern Division, which is now operating under the name Central Freight Lines, Inc. Caliber received $43 million in cash, retained certain properties that will be sold at a later date, and transferred approximately $22 million in liabilities to Central Freight Lines, Inc. The total value of this transaction, including the anticipated proceeds from the retained properties, is estimated at approximately $80 million. This transaction is not anticipated to materially impact earnings.

Results of operations at the former Coles, Spartan, and Southwestern Division from the beginning of the quarter until shut down or sale of operations are included in the consolidated second quarter results. Revenue associated with these divisions was $49.9 million, expenses were $66 million, resulting in $16.1 million of transition costs attributable to operating losses at the former Southwestern Division and to other non-recurring costs related to the closing of the former Coles and Spartan Divisions.

Viking's ongoing operations now provide regional freight service to customers in 12 western states through 43 terminals. Second quarter revenue from Viking's ongoing operations amounted to $81.4 million. Viking's ongoing operations reported $80 million of operating expenses, resulting in a second quarter operating profit of $1.4 million in the first full quarter since the unit's restructuring as a regional carrier. In total, Viking reported operating losses of $14.7 million in the second quarter of 1997 compared to $33.3 million for the same period last year.

Without Viking, second quarter operating expenses were $403.7 million in 1997 compared to $355 million in the second quarter of 1996, an increase of 13.7%. This change resulted primarily from higher business volumes at RPS and Logistics, which reported operating expense increases of 11.7% and 33.3%, respectively.

Excluding the restructuring charge and related transition costs, operating income was $41.1 million for the quarter and $54.6 million for the first half, compared to 1996 second quarter operating income of $1.4 million and first half 1996 operating income of $19.6 million.

Second quarter operating income without Viking was $39.7 million, an increase of 14.4% over $34.7 million last year. RPS reported a 15% rise in second quarter operating income to $32.3 million from $28.2 million for the same period last year. RPS's second quarter margins increased from 9.3% in 1996 to 9.5% in 1997. Roberts continues to maintain excellent margins, while Logistic's margins have improved over 1996 for both the second quarter and first half.

For the first half, operating income was $86.3 million without Viking, a 29.2% improvement compared to $66.8 million in the first half of 1996. Growth in first half operating income was due primarily to RPS, where operating income rose 27% from $55.9 million in 1996 to $71 million in 1997. First half margins at RPS improved from 9.48% to 10.48%. RPS's first half operating income was positively impacted by a $5.3 million change in employee benefits. Excluding the impact of the change in employee benefits, RPS's first half margin was 9.7% compared to 9.48% in the first half of 1996.

The change in "other expense, net" of $1 million for the second quarter and $0.1 million for the first half consisted primarily of additional net interest expense of $3.1 million for the quarter and $6.7 million for the first half over 1996 levels offset by a gain on the sale of investment of $2.3 million for the quarter and $7.6 million for the first half.

The consolidated income tax benefit rate was 27.3% for the first half. The income tax expense rate related to ongoing operations was 39.5% for the first half. Both rates differed from the U.S. federal statutory rate due primarily to state income taxes and non-deductible operating costs.

Net income from ongoing operations (net income excluding transition costs) for the second quarter was $24.3 million or $0.62 per share. Including the Viking transition costs, the company's net income for the quarter was $13.6 million or $0.34 per share, compared to net income of $220,000 or $0.01 per share for the second quarter of 1996. Transition costs negatively impacted net income for the quarter by $10.7 million or $0.28 per share. Net income from ongoing operations was positively affected by the gain on sale of investment of $1.8 million or $0.05 per share.

Net income for the first half from ongoing operations was $31.5 million or $0.80 per share. Including the second quarter net transition costs of $10.7 million or $0.28 per share and the first quarter restructuring charge of $56.4 million or $1.43 per share, net loss for the first half was $35.6 million or $0.91 per share compared to net income of $9.8 million or $0.25 per share in 1996. First half net income from ongoing operations was positively impacted by the gain on sale of investment of $4.6 million or $0.12 and by the one-time after tax change in RPS's employee benefits of $2.8 million or $0.07 per share.

For the first half, net cash provided by operating activities of $126.2 million was sufficient to fund net property additions of $28.9 million and dividends of $14 million and to reduce outside borrowings. The company is party to bank credit facilities providing for up to $300 million of term loans and up to $25 million of borrowings under revolving credit. Both agreements are unsecured and interest is based on variable rates. Outstanding bank borrowings, which are classified as short-term debt on the accompanying balance sheet, amounted to $115 million at the end of the second quarter with $210 available for future borrowings subject to the limitations of the loan covenants. Outstanding bank borrowings as of July 18, 1997 (the end of the seventh accounting period) have been further reduced to $50 million as a result of the proceeds from the sale of Viking's Southwestern Division and cash flows from operating activities. The bank loan agreements contain covenants requiring the company to maintain a minimum level of consolidated net worth and limiting, among other things, the ratio of debt to earnings, the incurrence of secured debt and sales of certain of the company's assets.

1997 capital expenditures are currently estimated to approximate $125 million, of which 60% is expected to be for technology and highly automated equipment, 30% for real estate and 10% for revenue and support equipment. The company anticipates that through available borrowings and cash flows from operations, it will be able to fund the remaining short-term cash requirements from the Viking restructuring, capital expenditures during 1997 and provide adequate levels of working capital and funds for the payment of dividends and interest. In March 1997, the Board of Directors reduced the quarterly dividend from $0.18 per share to $0.10 per share payable August 1, 1997. The future amount of cash dividends is subject to the discretion of the Board. Future dividend decisions will be affected by a number of factors, including the company's future operating results, financial conditions and other factors.

The foregoing contains forward-looking statements that are based on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from current expectations due to a number of factors, including general economic conditions; competitive initiatives and pricing pressures; availability and cost of capital; shifts in market demand; weather conditions; the performance and needs of industries serviced by the company's businesses; actual future costs including employee wages and benefits; actual costs of continuing investments in technology; the timing and amount of capital expenditures; and actual costs and effects of the restructuring of the business served by Viking.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

At the annual meeting of shareholders on May 14, 1997, the following proposals were voted upon:

Concerning Election of Directors

Nominees for Director             Votes Cast For          Votes Withheld
---------------------             --------------          --------------

George B. Beitzel                  34,458,582                1,186,568
Richard A. Chenoweth               34,509,199                1,135,951
Norman C. Harbert                  34,525,173                1,119,977
Harry L. Kavetas                   34,513,343                1,131,807
Charles R. Longsworth              34,479,279                1,165,871
G. James Roush                     34,528,753                1,116,397
Daniel J. Sullivan                 34,134,678                1,510,472
H. Mitchell Watson, Jr.            34,464,209                1,180,941

Concerning Ratification of the Designation of Independent Auditors

Votes Cast For:                                 35,142,050
Votes Cast Against:                                309,157
Abstentions:                                       193,943
Broker Non-Votes:                                      N/A

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    Exhibits
       --------

       10.1 Trust Agreement between Caliber System, Inc. and Bank One Trust Company, N.A., dated April 30, 1997

       10.2 Rider No. 1 to Caliber System, Inc. Long-Term Stock Award Incentive Plan effective January 2, 1996

       10.3 Rider No. 2 to Caliber System, Inc. Long-Term Stock Award Incentive Plan effective January 2, 1996

       27      Financial Data Schedule

(b)    Reports on Form 8-K Filed During the Second Quarter of 1997
       -----------------------------------------------------------

       On April 21, 1997, a Current Report on Form 8-K was filed by the registrant to report First Quarter results.

       On April 30, 1997, a Current Report on Form 8-K was filed by the registrant to announce an agreement in principal to sell the operations of Viking Freight, Inc.'s Southwestern Division.

       On May 28, 1997, a Current Report on Form 8-K was filed by the registrant to announce the signing of a definitive agreement to sell the operations of Viking Freight, Inc.'s Southwestern Division.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CALIBER SYSTEM, INC.
                                          ---------------------------
                                                  (Registrant)

Date: August 1, 1997                      By  [Louis J. Valerio]
     ---------------                        --------------------
                                              Louis J. Valerio
                                              Senior Vice President-Finance and
                                              Chief Financial Officer

Date: August 1, 1997                      By  [Kathryn W. Dindo]
     ----------------                       --------------------
                                               Kathryn W. Dindo
                                               Vice President and Controller

                                  EXHIBIT INDEX


10.1 Trust Agreement between Caliber System, Inc. and Bank One Trust Company, N.A. dated April 30, 1997

10.2 Rider No. 1 to Caliber System, Inc. Long-Term Stock Award Incentive Plan effective January 2, 1996 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated March 23, 1996, and incorporated herein by reference).

10.3 Rider No. 2 to Caliber System, Inc. Long-Term Stock Award Incentive Plan effective January 2, 1996 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated March 23, 1996, and incorporated herein by reference).

27      Financial Data Schedule