Form 10-Q
period 1997-09-13
CALIBER SYSTEM INC
filed 1997-10-27
CIK 701708

                                  UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q
(MARK ONE)


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


              For the period ended        September 13, 1997
                                      -------------------------
                                       OR


(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.


       For the transition period from ____________  to __________.




                         Commission file number 0-10716



                              CALIBER SYSTEM, INC.
               ---------------------------------------------------
               (Exact name of company as specified in its charter)





           Ohio                                           34-1365496
 ------------------------------                -------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


3925 Embassy Parkway, P.O. Box 5459, Akron, Ohio                  44334-0459
------------------------------------------------                  ----------
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



                                    Yes x   No
                                       ---    ----


The number of shares of common stock without par value outstanding as of October 11, 1997 was 38,945,283.

                                      INDEX

                              CALIBER SYSTEM, INC.
                                    FORM 10-Q
                         PERIOD ENDED SEPTEMBER 13, 1997


PART I - FINANCIAL INFORMATION
------------------------------

       Item 1.      Financial Statements (Unaudited)

                           Condensed Consolidated Balance Sheets--September 13, 1997 and December 31, 1996

                           Condensed Consolidated Statements of Income--Twelve weeks and thirty-six weeks ended September 13, 1997 and September 7, 1996

                           Condensed Consolidated Statements of Cash
                           Flows--Thirty-six weeks ended September 13, 1997 and September 7, 1996

                           Notes to Condensed Consolidated Financial Statements

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION
---------------------------

       Item 6.      Exhibits and Reports on Form 8-K


SIGNATURES
----------

PART I - FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
CALIBER SYSTEM, INC.

                                        ASSETS                             SEPT. 13,                             DECEMBER 31,
                                                                              1997                                   1996
                                                                       -------------------                    --------------------
                                                                                        (dollars in thousands)
CURRENT ASSETS
     Cash and cash equivalents                                                   $ 20,307                                $ 38,829
     Accounts receivable                                                          320,427                                 365,033
     Prepaid expenses and supplies                                                 59,443                                  72,813
     Deferred income taxes                                                         58,585                                  47,801
                                                                       -------------------                    --------------------
           TOTAL CURRENT ASSETS                                                   458,762                                 524,476

PROPERTY AND EQUIPMENT, NET                                                       746,262                                 848,319

Cost in excess of net assets of businesses
     acquired, net of amortization                                                  4,891                                   5,015
Other assets                                                                       48,419                                  54,357
                                                                       -------------------                    --------------------
           TOTAL OTHER ASSETS                                                      53,310                                  59,372
                                                                       -------------------                    --------------------
TOTAL ASSETS                                                                  $ 1,258,334                             $ 1,432,167
                                                                       ===================                    ====================


                         LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
     Short-term debt                                                             $ 13,000                               $ 230,000
     Accounts payable                                                             335,307                                 262,313
     Salaries and wages                                                            61,728                                  80,259
     Other current liabilities                                                     55,486                                  57,469
                                                                       -------------------                    --------------------
          TOTAL CURRENT LIABILITIES                                               465,521                                 630,041

LONG-TERM LIABILITIES
     Long-term debt                                                               200,000                                 200,000
     Self-insurance accruals                                                       32,230                                  40,809
     Deferred income taxes                                                         41,096                                  22,670
                                                                       -------------------                    --------------------
          TOTAL LONG-TERM LIABILITIES                                             273,326                                 263,479

SHAREHOLDERS' EQUITY
     Serial preferred stock - without par value:
     Authorized - 40,000,000 shares; Issued - none                                      -                                       -
     Common stock - without par value:
     Authorized - 200,000,000 shares; Issued -  40,896,414 shares                  39,898                                  39,898
     Additional capital                                                            51,417                                  50,735
     Retained earnings                                                            485,526                                 503,496
                                                                       -------------------                    --------------------
                                                                                  576,841                                 594,129
     Treasury stock, at cost
          (1997 - 1,690,000 shares, 1996 - 1,605,000 shares)                       57,354                                  55,482
                                                                       -------------------                    --------------------
          TOTAL SHAREHOLDERS' EQUITY                                              519,487                                 538,647
                                                                       -------------------                    --------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $        1,258,334                     $         1,432,167
                                                                       ===================                    ====================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
CALIBER SYSTEM, INC.



                                                        TWELVE WEEKS ENDED                         THIRTY-SIX WEEKS ENDED
                                                         (THIRD QUARTER)                               (THREE QUARTERS)
                                               ------------------------------------       ------------------------------------------
                                                 SEPT. 13,           SEPT. 7,                  SEPT. 13,              SEPT. 7,
                                                   1997                1996                      1997                   1996
                                               --------------   -------------------       --------------------   -------------------
                                                                  (dollars in thousands, except per share data)

REVENUE                                            $ 592,488             $ 627,226                $ 1,808,360           $ 1,825,201

OPERATING EXPENSES
     Salaries, wages and benefits                    181,922               247,157                    634,048               718,190
     Purchased transportation                        203,512               182,775                    578,675               530,598
     Operating supplies and expenses                 101,322               135,244                    340,413               377,574
     Operating taxes and licenses                      8,100                13,083                     32,361                38,552
     Insurance and claims                             11,340                14,549                     40,177                39,591
     Provision for depreciation                       27,870                34,194                     85,778               100,877
     Restructuring charge                                  -                     -                     85,000                     -
                                               --------------   -------------------       --------------------   -------------------
           TOTAL OPERATING EXPENSES                  534,066               627,002                  1,796,452             1,805,382
                                               --------------   -------------------       --------------------   -------------------

           OPERATING INCOME                           58,422                   224                     11,908                19,819

Other expense, net                                    (3,039)               (2,965)                    (5,567)               (5,567)
                                               --------------   -------------------       --------------------   -------------------

           INCOME (LOSS) BEFORE INCOME TAXES          55,383                (2,741)                     6,341                14,252

Income tax provision (benefit)                        22,934                  (771)                     9,531                 6,381
                                               --------------   -------------------       --------------------   -------------------

        NET INCOME (LOSS)                           $ 32,449              $ (1,970)                  $ (3,190)              $ 7,871
                                               ==============   ===================       ====================   ===================

EARNINGS (LOSS) PER SHARE                             $ 0.83               $ (0.05)                   $ (0.08)               $ 0.20
                                               ==============   ===================       ====================   ===================

DIVIDENDS DECLARED PER SHARE                          $ 0.10                $ 0.18                     $ 0.38                $ 0.54
                                               ==============   ===================       ====================   ===================

AVERAGE SHARES OUTSTANDING                            39,207                39,505                     39,221                39,512
                                               ==============   ===================       ====================   ===================



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
CALIBER SYSTEM, INC.



                                                                                      THIRTY-SIX WEEKS ENDED
                                                                                         (THREE QUARTERS)
                                                                            ---------------------------------------
                                                                               SEPT. 13,            SEPT. 7,
                                                                                  1997                1996
                                                                            -----------------  --------------------
                                                                                      (dollars in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                                            $ (3,190)              $ 7,871
       Restructuring charge                                                           85,000                     -
       Other adjustments                                                             102,310                68,058
                                                                            -----------------  --------------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                                184,120                75,929


CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment                                           (68,800)             (203,486)
       Sales of property and equipment                                                85,079                 4,652
       Proceeds from sale of investment                                               15,995                     -
       Net advances to discontinued operations                                             -                (5,927)
                                                                            -----------------  --------------------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       32,274              (204,761)

CASH FLOWS FROM FINANCING ACTIVITIES
       Dividends paid                                                                (17,916)              (27,777)
       Decrease in short-term debt, net                                             (217,000)              (55,400)
       Proceeds from issuance of long-term debt                                            -               200,000
                                                                            -----------------  --------------------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (234,916)              116,823
                                                                            -----------------  --------------------

            CASH FLOWS USED IN CONTINUING OPERATIONS                                 (18,522)              (12,009)


            CASH FLOWS USED IN DISCONTINUED OPERATIONS                                     -                (7,402)
                                                                            -----------------  --------------------


            NET DECREASE IN CASH AND CASH EQUIVALENTS                                (18,522)              (19,411)
                                                                            -----------------  --------------------


            CASH  AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           38,829                34,908
                                                                            -----------------  --------------------


            CASH AND CASH EQUIVALENTS AT END OF THIRD QUARTER                       $ 20,307              $ 15,497
                                                                            =================  ====================






       See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CALIBER SYSTEM, INC.

Note A - Basis of Presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-six weeks ended September 13, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share, which is required to be retroactively adopted on December 31, 1997 with all prior periods being restated. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. This statement will not change earnings per share as reported for the quarter or thirty-six weeks ended September 13, 1997.

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income which is effective beginning in 1998. Statement 130 establishes standards for reporting and display of comprehensive income and its components. Comparative periods are required to be reclassified to reflect the provisions of the Statement. The adoption of this Statement will not affect earnings as previously reported.

In June 1997, the FASB issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement requires disclosure of selected financial and descriptive information for each operating segment based on management's internal organizational decision-making structure. Additional information is required on a company-wide basis for revenues by product or service, revenues and identifiable assets by geographic location and information about significant customers. The Company will begin presenting any additional information as required by the Statement in its financial statements for the year-ending December 31, 1998.

For further information, refer to consolidated financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 1996.

Note B - Viking Restructuring
-----------------------------

The company announced a major restructuring of Viking's operations on March 27, 1997, which included terminating operations at its former Coles Express unit in the Northeast and Spartan Express in the Southeast and Midwest. Operations at these divisions ceased on March 27, 1997. In connection with the Viking restructuring, the company recorded in 1996 a non-cash $225 million asset impairment charge related to the write-down of goodwill of $82 million and property and equipment of $143 million. First quarter 1997 results included a restructuring charge of $85 million for employee-related costs, including severance and benefits, costs related to lease terminations, additional non-cash asset impairments and other expenses resulting from the restructuring.


Note C - Deferred Income Taxes
------------------------------

Net deferred tax assets were $17 million at September 13, 1997 and $25 million at December 31, 1996, reflecting the tax effects of the restructuring charge. The company has determined that no valuation allowance is required on net deferred tax assets based on the ability to recover taxes previously paid.

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



Item 2.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
         and Results of Operations
         -------------------------

Consolidated revenue for the third quarter ended September 13, 1997 decreased 5.5% to $592.5 million from third quarter 1996 revenue of $627.2 million as a result of the Viking restructuring announced on March 27, 1997. Excluding Viking, revenue increased 26% for the quarter, from $399.4 million in 1996 to $502.6 million in 1997. For the first three quarters of 1997 consolidated revenue of $1.81 billion was slightly below the $1.83 billion realized a year ago. Revenues excluding Viking for the first three quarters amounted to $1.39 billion for 1997, a 19.5% increase over comparable 1996 revenues of $1.16 billion.

All business units except Viking experienced revenue improvements over third quarter 1996 levels. RPS, Viking Freight and Roberts Express were positively impacted by the 12-day work stoppage at United Parcel Service (UPS). Revenue at RPS, the company's small package carrier, increased to $388.4 million or 27.7% over third quarter revenue of $304.3 million last year as RPS continued its trend of double-digit growth. The 12-day impact of the UPS strike amounted to approximately $21 million in additional revenue.

Daily volume topped 1.5 million packages during the UPS work stoppage, compared to pre-strike levels of approximately 1.2 million packages. On-time service levels fell during and immediately after the UPS strike but have steadily risen since that time. Package quotas for RPS customers will be maintained to preserve RPS' on-time service record throughout the traditional peak season. The revenue increase at RPS also reflects continuing growth in package volume including the retention of approximately 15% of the incremental business experienced during the work stoppage. RPS's terminal network continues to operate near capacity in the aftermath of the new UPS labor agreement, and is expected to be the case through the end of the year. Third quarter net revenues at Caliber Logistics, which are included in consolidated revenues, increased 26.7%, while gross revenues increased 32%. Roberts' Express, the company's expedited carrier, reported revenue growth of 14.2% over the third quarter last year.

The restructuring of Viking's operations included terminating operations at its former Coles Express unit in the Northeast and Spartan Express in the Southeast and Midwest. As a result, the company recorded in 1996 a non-cash $225 million asset impairment charge consisting of the write-down of goodwill of $82 million and property and equipment of $143 million. First quarter 1997 results included a restructuring charge of $85 million for employee-related costs, including severance and benefits, costs related to lease terminations, additional non-cash asset impairments and other expenses resulting from the restructuring.

Assets held for sale as a result of the restructuring, amounting to $33 million, are included in property and equipment in the accompanying condensed consolidated balance sheet. Through the third quarter, the company received $33 million from the sale of certain Viking property and equipment (other than from the sale of Central Freight) and paid $18 million primarily in severance and related costs associated with the restructuring.

During the third quarter, the company finalized the sale of Viking's Southwestern Division, which is now operating under the name Central Freight Lines, Inc. The company received $43 million in cash, retained certain properties that will be sold at a later date, and transferred approximately $22 million in liabilities to Central Freight Lines, Inc. The total value of this transaction, including the anticipated proceeds from the retained properties, is estimated at approximately $80 million. This transaction did not impact third quarter earnings.

Results of operations at the former Southwestern Division from the beginning of the quarter until sale of operations, as well as other non-recurring transition costs related to the closing of the former Coles and Spartan Divisions, are included in the consolidated third quarter results. Revenue associated with these divisions was $5.5 million, expenses were $9.8 million, resulting in $4.3 million of transition costs during the third quarter. For the thirty-six weeks, revenue was $55.4 million and expenses were $75.8 million, resulting in $20.4 of transition costs.

Viking's ongoing operations now provide regional freight service to customers in 12 western states through 43 terminals. Third quarter revenue from Viking's ongoing operations amounted to $84.4 million. Viking's ongoing operations reported $78.5 million of operating expenses, resulting in a third quarter operating profit of $5.8 million, the second full quarter since the unit's restructuring as a regional carrier. In total, Viking reported operating income of $1.5 million in the third quarter of 1997 compared to an operating loss of $38.2 million for the same period last year. For the thirty-six weeks, Viking's ongoing operations reported revenue of $366.9 million and operating expenses of $392.7, resulting in an operating loss of $25.8 million.

Without Viking, third quarter operating expenses were $445.7 million in 1997 compared to $360.9 million in the third quarter of 1996, an increase of 23.5%. This change resulted primarily from higher business volumes at RPS and Logistics, which reported operating expense increases of 25% and 24.5%, respectively.

Excluding the restructuring charge and related transition costs, operating income was $62.7 million for the quarter and $117.3 million year-to-date, compared to 1996 third quarter operating income of $.2 million and year-to-date 1996 operating income of $19.8 million.

Third quarter operating income without Viking was $56.9 million, an increase of 48% over $38.4 million last year. RPS reported a 52.2% rise in third quarter operating income to $44.8 million from $29.5 million for the same period last year. RPS's third quarter margins increased from 9.7% in 1996 to 11.5% in 1997. The UPS work stoppage increased RPS's operating income by $6 million in the third quarter. Roberts' operating income grew 30% while continuing to maintain excellent margins. Logistic's margins have improved over 1996 for both the third quarter and year-to-date.

For the first three quarters, operating income excluding Viking was $143.2 million, a 36% improvement compared to $105.3 million in the first three quarters of 1996. Growth in operating income was due primarily to RPS, where operating income rose 35.7% from $85.4 million in 1996 to $115.8 million in 1997. Year to date margins at RPS improved from 9.55% to 10.87%. Operating income for the first three quarters at RPS was positively impacted by a $5.3 million change in employee benefits.

Other expense, net includes interest expense of $3.7 million and $14.4 million for the third quarter of 1997 and first three quarters of 1997, respectively. Other expense, net year-to-date includes a gain on the sale of investments of $7.6 million.

The consolidated income tax rate related to ongoing operations was 40.2% year-to-date. This rate exceeded the U.S. federal statutory rate due primarily to state income taxes and non-deductible operating costs.

Net income from ongoing operations (net income excluding transition costs) for the third quarter was $35.3 million or $0.90 per share. Including the Viking transition costs, the company's net income for the quarter was $32.4 million or $0.83 per share, compared to a net loss of $1.97 million or $0.05 per share for the third quarter of 1996.

Net income for the first three quarters from ongoing operations was $66.8 million or $1.70 per share. First quarter restructuring costs for Viking of $56.4 million or $1.43 per share and transition expenses of $13.6 million or $.35 per share reduced year-to-date earnings to a loss of $3.2 million or $.08 per share, compared to earnings of $7.9 million or $.20 per share for the first three quarters of 1996. Year-to-date net income from ongoing operations was positively impacted by the gain on sale of investment of $4.6 million after tax or $0.12 per share, and the one-time change in RPS's employee benefits of $2.8 million after tax or $0.07 per share.

For the three quarters, net cash provided by operating activities of $184.1 million was sufficient to fund net property additions of $68.8 million and dividends of $18 million and to reduce outside borrowings. The company is party to bank credit facilities providing for up to $300 million of term loans and up to $25 million of borrowings under revolving credit. Both agreements are unsecured and interest is based on variable rates. Outstanding bank borrowings, which are classified as short-term debt on the accompanying balance sheet, amounted to $13 million at the end of the third quarter. The bank loan agreements contain covenants requiring the company to maintain a minimum level of consolidated net worth and limiting, among other things, the ratio of debt to earnings, the incurrence of secured debt and sales of certain of the company's assets.

Capital expenditures for 1997 are currently estimated to be approximately $105 million, of which 60% is expected to be for technology and highly automated equipment, 30% for real estate and 10% for revenue and support equipment. The company anticipates that through available borrowings and cash flows from operations, it will be able to fund the remaining short-term cash requirements from the Viking restructuring, capital expenditures during 1997 and provide adequate levels of working capital and funds for the payment of dividends and interest.

As announced on October 6, 1997, Caliber System has entered into a definitive agreement with Federal Express Corporation. Under the Agreement, FDX Corporation, a new holding company to be formed as part of the transaction, will acquire Caliber in a transaction in which Caliber shareholders will receive 0.8 FDX shares for each Caliber share they hold. The transaction, which is subject to approval by the shareholders of both companies and other customary conditions, is expected to close in early 1998.

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



PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)      Exhibits
         --------

         10.1 Amendment No. 1 to Caliber System, Inc. Directors' Deferred Compensation Plan dated August 8, 1997.

         10.2 Caliber System, Inc. Deferred Compensation Plan Effective October 1, 1997

         10.3 Form of Third Amended and Restated Management Retention Agreement (Tier 1)

         10.4 Form of Third Amended and Restated Management Retention Agreement (Tier 2)

         10.5 Form of Third Amended and Restated Management Retention Agreement (Tier 2A)

         10.6 Form of Third Amended and Restated Management Retention Agreement (Tier 3)

         10.7 Form of Amendment to Third Amended and Restated Management Retention Agreement (Specific to Certain Tier 2 Officers)

         27   Financial Data Schedule


(b)      Reports on Form 8-K Filed During the Third Quarter of 1997
         ----------------------------------------------------------

         On June 25, 1997, a Current Report on Form 8-K was filed by the registrant to announce improved earnings for the Second Quarter.

         On July 11, 1997, a Current Report on Form 8-K was filed by the registrant to announce the completion of the sale of the operations of Viking Freight, Inc.'s Southwestern Division.

         On July 15, 1997, a Current Report on Form 8-K was filed by the registrant to report Second Quarter results.

         On August 15, 1997, a Current Report on Form 8-K was filed by the registrant to report the declaration of dividends.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CALIBER SYSTEM, INC.
                                      -------------------------------------
                                            (Registrant)



Date: October 24, 1997                By /s/Louis J. Valerio
     -----------------                   -----------------------------------
                                           Louis J. Valerio
                                           Senior Vice President-Finance and
                                           Chief Financial Officer





Date: October 24, 1997                By /s/Kathryn W. Dindo
     ------------------                  -----------------------------------
                                           Kathryn W. Dindo
                                           Vice President and Controller

                                 EXHIBIT INDEX


Item                                Description
----                                -----------

10.1 Amendment No. 1 to Caliber System, Inc. Directors' Deferred Compensation Plan dated August 8, 1997.

10.2       Caliber System, Inc. Deferred Compensation Plan Effective October 1,
           1997

10.3       Form of Third Amended and Restated Management Retention Agreement
           (Tier 1)

10.4       Form of Third Amended and Restated Management Retention Agreement
           (Tier 2)

10.5       Form of Third Amended and Restated Management Retention Agreement
           (Tier 2A)

10.6       Form of Third Amended and Restated Management Retention Agreement
           (Tier 3)

10.7 Form of Amendment to Third Amended and Restated Management Retention Agreement (Specific to Certain Tier 2 Officers)




27        Financial Data Schedule